Form 10-Q
period 2015-02-28
UpperSolution.com
filed 2015-06-05
CIK 1584480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended February 28, 2015

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 333-190658

UpperSolution.com

(Name of registrant in its charter)

Nevada	46-0745348
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

153 W. Lake Mead Pkwy #2240, Henderson, Nevada 89015

(Address of principal executive offices)

702- 586-1338

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not available

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 03, 2015 the registrant had 11,500,000 issued and outstanding shares of common stock.

UpperSolution.com

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are "forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

Factors that might cause these differences include the following:

● the integration of multiple technologies and programs;

● the ability to successfully complete development and commercialization of sites and our company’s expectations regarding market growth;

● changes in existing and potential relationships with collaborative partners;

● the ability to retain certain members of management;

● our expectations regarding general and administrative expenses;

● our expectations regarding cash balances, capital requirements, anticipated revenue and expenses, including infrastructure expenses;

● other factors detailed from time to time in filings with the SEC.

In addition, we use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” and similar expressions to identify forward-looking statements.

We undertake no obligation to update publicly or revise any forward -looking statements, whether as a result of new information, future events or otherwise after the date of this prospectus. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this prospectus may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

1

UpperSolution.com

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

UpperSolution.com

3

UpperSolution.com
Balance Sheet (Unaudited)
February 28, 2015 and May 31, 2014

	February 28, 2014	May 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash	$—	$—
Deferred offering costs	6,100	6,100
Prepaid expenses	1,380	—
Total current assets	7,480	6,100
Total assets	$7,480	$6,100

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	14,050	3,050
Loan from shareholder	2,007	207
Total liabilities (All Current)	16,057	3,257

Stockholders' Equity (Deficit)
Common Stock: $0.001 par value, 75,000,000 shares
authorized, 11,500,000 shares issued and outstanding
as of February 28, 2015 and May 31, 2014, respectively	11,500	11,500
Accumulated deficit	(20,077)	(8,657)
Total stockholders' equity (deficit)	(8,577)	2,843
Total liabilities and stockholders' equity (deficit)	$7,480	$6,100

See accompanying notes to financial statements

UpperSolution.com
Statement of Operations
For the three months and nine months ended February 28, 2015 and 2014
(Unaudited)

	Three Months Ended February 28, 2015	Three Months Ended February 28, 2014	Nine Months Ended February 28, 2015	Nine Months Ended February 28, 2014

Revenue	$—	$—	$—	$—

Expenses
General and administrative	740	—	4,620	257
Professional fees	1,500	2,950	6,800	5,200
Total expenses	2,240	2,950	11,420	5,457

Net loss	$(2,240)	$(2,950)	$(11,420)	$(5,457)

Basic and diluted loss per common share	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding	11,500,000	11,500,000	11,500,000	11,500,000

See accompanying notes to financial statements

UpperSolution.com
Statement of Stockholders' Equity (Deficit)
For the period from June 1, 2014 to February 28, 2015
(Unaudited)

				Total
				Stockholders'
	Common Stock		Accumulated	Equity
	Shares	Amount	Deficit	(Deficit)
Balance at May 31, 2014	11,500,000	$11,500	$(8,657)	$2,843

Net income (loss) for the nine months ended February 28, 2015	—	—	(11,420)	(11,420)

Balance at February 28, 2015	11,500,000	$11,500	$(20,077)	$(8,577)

The accompanying notes are an integral part of these unaudited financial statements.

UpperSolution.com
Statements of Cash Flows
For the nine months ended February 28, 2015 and 2014
(Unaudited)

	Nine Months Ended February 28, 2015	Nine Months Ended February 28, 2014
Cash flows from operating activities
Net loss	$(11,420)	$(5,457)
Adjustments to reconcile net income to net
cash used by operating activities
Accounts payable	11,000	2,200
Prepaid expenses	(1,380)	—
Net cash used in operating activities	(1,800)	(3,257)

Cash flows from investing activities	—	—

Cash flows from financing activities
Loan from shareholder	1,800	—
Net cash provided by financing activities	1,800	—

Net increase(decrease) in cash and cash equivalents	—	(3,257)

Cash at beginning of period	—	5,000

Cash at end of period	$—	$1,743

Supplemental cash flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to financial statements

UpperSolution.com

NOTES TO UNAUDITED FINANCIAL STATEMENTS

February 28, 2015

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of UpperSolution.com (the Company) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. The Company has not realized revenues from its planned principal business purpose and is considered to be in its development stage.

The Company’s activities are subject to significant risks and uncertainties including failure to secure additional funding to properly execute the company’s business plan.

Organization, Nature of Business and Trade Name

UpperSolution.com (the Company) was incorporated in the State of Nevada on April 20, 2013 with the principal business objective of developing and marketing apps.

Basis of Presentation

The unaudited financial statements for the period ended February 28, 2015 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission (SEC) Regulation S-X rule 8-03. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of February 28, 2015 and the results of operations and cash flows for the period then ended. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the nine months ended February 28, 2015, are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending May 31, 2015. The balance sheet at May 31, 2014 has been derived from the audited financial statements at that date.

Use of Estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  A change in managements’ estimates or assumptions could have a material impact on UpperSolution.com’s financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. UpperSolution.com’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Capital Stock

The Company has authorized seventy-five million (75,000,000) shares of common stock with a par value of $0.001. Eleven million five hundred thousand (11,500,000) shares of common stock have been issued and were outstanding as of February 28, 2015.

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with Codification topic 260, “Earnings Per Share” for the periods presented. Basic net loss per share is computed using the weighted average number of common shares outstanding. Diluted loss per share has not been presented because there are no dilutive items. Diluted net loss per share is based on the assumption that all dilutive stock options, warrants, and convertible debt are converted or exercised by applying the treasury stock method. Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Options, warrants and/or convertible debt will have a dilutive effect, during periods of net profit, only when the average market price of the common stock during the period exceeds the exercise or conversion price of the items. The Company has not issued any options or warrants or similar securities since inception.

Recently Issued Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-10, “Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. This ASU does the following among other things: a) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders’ equity, b) eliminates the need to label the financial statements as those of a development stage entity, c) eliminates the need to disclose a description of the development stage activities in which the entity is engaged, and d) amends FASB ASC 275, Risks and Uncertainties, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required. The amendments in ASU No. 2014-10 related to the elimination of Topic 915 disclosures and the additional disclosure for Topic 275 are effective for public companies for annual reporting periods beginning after December 15, 2014. Early adoption is permitted. The Company has early adopted this ASU.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently assessing the impact the adoption of ASU 2014-15 will have on its financial statements.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s financial statements

NOTE B – GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

Under the going concern assumption, an entity is ordinarily viewed as continuing in business for the foreseeable future with neither the intention nor the necessity of liquidation, ceasing trading, or seeking protection from creditors pursuant to laws or regulations. Accordingly, assets and liabilities are recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the Business paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

During the next year, the Company’s foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with research and development. The Company may experience a cash shortfall and be required to raise additional capital.

Historically, it has mostly relied upon funds from the sale of shares of stock and from acquiring loans to finance its operations and growth. Management may raise additional capital through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse effect upon it and its shareholders.

In the past the Company funded operations by using cash proceeds received through the issuance of common stock. For the coming year, the Company plans to continue to fund the Company through debt and securities sales and issuances until the company generates enough revenues through the operations as stated above.

As of the date of the financial statements, there were no commitments to receive funds from any of the above transactions. Management estimates the minimum amount of additional funding necessary to remove the threat and enable the Company to remain viable for at least the twelve months following the date of the financial statements is approximately $18,000. Management intends to finance operating costs over the next twelve months from the issuance of common shares.

NOTE C – COMMON STOCK

On or about May 20, 2013,Mahmoud Dasuka and Yousef Dasuka each purchased 5,750,000 common share of the company’s common stock for $5,750 each at $0.001 per share.

NOTE D – RELATED PARTY TRANSACTIONS

On or about May 20, 2013, directors of the company Mahmoud Dasuka and Yousef Dasuka each purchased 5,750,000 common share of the company’s common stock for $5,750 each at $0.001 per share.

On March 16, 2014, Company received loans from a shareholder of $207. The loans are unsecured, non-interest bearing and due on demand.

On July 18, 2014, Company received loans from a shareholder of $1,800. The loans are unsecured, non-interest bearing and due on demand.

The balance due to the shareholder was $2,007 as of February 28, 2015.

NOTE E – INCOME TAXES

Due to the Company’s net loss from inception on from April 20, 2013 to February 28, 2015 there was no provision for income taxes recorded. As a result of the Company’s losses to date, there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded at February 28, 2015.

The components of net deferred tax assets are as follows:

Income tax provision at the federal statutory rate	35%
Effect on operating losses	(35%)
—

Changes in the net deferred tax assets consist of the following:

	February 28, 2015	May 31, 2014
Net operating loss carry forward	$7,027	$3,030
Valuation allowance	(7,027)	(3,030)
Net deferred tax asset	$—	$—

A reconciliation of income taxes computed at the statutory rate is as follows:

	February 28, 2015	May 31, 2014
Income tax expense (benefit) at statutory rate	$3,997	$2,890
Change in valuation allowance	(3,997)	(2,890)
Income tax expense	$—	$—

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

NOTE F – OFFICE

We currently utilize office space at 153 W. Lake Mead #2240, Henderson, NV 89015, as our corporate registered office at a cost of $150 per year (with such fee beginning in the second year). Most of the company’s business is undertaken at the homes of the officers and directors and such space is provided free of charge. We believe these facilities are in good condition, but that we may need to expand our leased space as our expansion efforts increase.

NOTE G – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after February 28, 2015 through the date of this filing. The Company determined that it does not have any other subsequent event requiring, recording or disclosure in the financial statements for the period ended February 28, 2015

Item 2. Management's Discussion and Analysis of Financial Condition And Results Of Operations

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR AUDITED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT APPEAR ELSEWHERE IN THIS ANNUAL REPORT. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT OUR PLANS, ESTIMATES AND BELIEFS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS ANNUAL REPORT.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report may constitute “forward-looking statements on our current expectations and projections about future events”. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements.

Overview

UpperSolution.com is incorporated under the laws of the state of Nevada on April 20, 2013 and our fiscal year end is May 31, and we have no subsidiaries.

Our business is to create an independent and unbiased mobile app that enables consumers to find the best cellular rate plan for their need and getting real-time notifications when a new cellular plan is available.

We are in the development stage of developing and commercializing a mobile app for existing cellular phone users. Our goal is to help consumers to save money each month by notifying them when a more cost-effective plan based on their actual usage is available.

Our mobile app, to be named “Upper Plan Monitor (“UPM”)”, will help consumers to keep track on new cellular plans from different cellular carriers, locate the closest phone dealer their your area, find the best cellular phone plan that fit their needs.

Once developed, UPM will eliminate the need to manually check if a better cellular phone plan is available with the current cellular carrier or other cellular carriers. Convenience and money-savings will be our main selling features. We plan to develop UPM for the Apple's iPhone phones, in the future if resources we allow us we will develop an app for an Android based mobile phones.

When a user launches the UPM app for the first time on his phone, he will be asked to select his existing cellular plan from a pre-loaded list, in case that the user can’t find his cellular plan he will be able to enter his existing cellular plan by minutes, data and text message. Then the user will be asked to choose what is the most important to him in a cellular plan, and rate 3 features: talk, data and text. At this point UPM will gather this information and build a profile on the user based on his existing cellular phone plan and his own preferences. The last step will be to choose the carriers he would like to get notifications when new plans are available.

UPM will run in the background and automatically checks if a new cellular plan is available, in case that a new plan is available it will match the 3 parameters (talk, data and text messages) to the users existing plan. In the case that the new plan is better or cheaper than the current plan a pop-up notification will appear on the user’s screen to notify him.

At this stage in our development, there can be no assurance that we will be successful in generating revenues from our app or that existing phone users will be receptive to our application.

Revenue Model

We plan to generate revenue from the following sources:

Sale of UPM

We plan to sell UPM on Apple’s App Store site, for $1.99. Apple takes 30 percent of all revenue generated through apps, and 70 percent goes to the app publisher.

In-App Ads

One of the major benefits of advertising on an app is that advertisers can take advantage of the users' geographic and demographic information and target their ads appropriately. We plan to use Admob by Google as a way to insert advertisements into our app. AdMob is one of the world's largest mobile advertising networks, and offers the ability for app developers to earn revenue by publishing ads in their software. Revenue is generated according to the PPC (Pay Per Click) model, where advertisers pay the hosting service a flat rate each time the ad is clicked.

Results of Operations

Comparison for the Three Months Ended February 28, 2015 and 2014

Revenues

During the three month period ended February 28, 2015 and 2014 we have not generated any revenue.

Operating Expenses

The Company’s operating expenses for the three months ended February 28, 2015 is $2,240 and for the three month ended February 28, 2014 is $2,950. Operating expenses for the three months ended February 28, 2015 consist of Professional Fees $1,500 and General Administrative expenses $740. Operating expenses for the three months ended February 28, 2014 consists of Professional Fees $2,950 and General Administrative expenses nil

Net Loss

During the three month ended February 28, 2015 and 2014 the Company recognized net losses of $2,240 and $2,950.

Comparison for the Nine Months Ended February 28, 2015 and 2014

Revenues

During the nine month period ended February 28, 2015 and 2014 we have not generated any revenue.

Operating Expenses

The Company’s operating expenses for the nine months ended February 28, 2015 is $11,420 and for the nine month ended February 28, 2014 is $5,457. Operating expenses for the nine months ended February 28, 2015 consist of General Administrative $4,620 and Professional Fees $6,800. Operating expenses for the nine months ended February 28, 2014 consists of General Administrative expenses $257 and Professional Fees $5,200.

Net Loss

During the nine months ended February 28, 2015 and 2014 the Company recognized net losses of $11,420 and $5,457.

Liquidity and Capital Resources

On February 28, 2015, we had total current assets of $7,480 which consist of $6,100 in Deferred offering cost, $1,380 in prepaid expenses and total current liabilities of $14,557 which consist of $14,050 in accounts payable and $2,007 in loan from shareholder.

Historically, we have financed our cash flow and operations from the sale of common stock and loan from related party.  Net cash provided by financing activities for the nine month ended February 28, 2015 was $1,800, which consist of loan from related party $1,800. During the nine months ended February 28, 2014 net cash provided by financing activities was $0.

We have not yet generated any revenue from our operations. We will require additional funds to fully implement our plans. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We currently do not have any arrangements for additional financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing, a successful marketing and promotion program and, further in the future, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.   We will require additional funds to maintain our reporting status with the SEC and remain in good standing with the state of Nevada.

Going Concern

We have incurred net loss since our inception on April 20, 2013 through February 28, 2015 totaling $20,077 and have completed only the preliminary stages of our business plan.  We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Accordingly, our independent auditors’ report on our financial statements for the year ended May 31, 2014 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

Recently Issued Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of February 28, 2015, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of February 28, 2015, our Company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of February 28, 2015 . In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of February 28, 2015, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

This quarterly report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the third quarter ended February 28, 2015 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any legal proceedings to which we are a party or of which our property is the subject. None of our directors, officers, affiliates, any owner of record or beneficially of more than 5% of our voting securities, or any associate of any such director, officer, affiliate or security holder are (i) a party adverse to us in any legal proceedings, or (ii) have a material interest adverse to us in any legal proceedings. We are not aware of any other legal proceedings that have been threatened against us.

Item 1A. Risk Factors

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

Item.2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Description

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UpperSolution.com

DATED: June 05, 2015	By: /s/ Yousef Dasuka_____________
Yousef Dasuka
President
CEO, and Chairman of the Board

