Form 10-K
period 2015-05-31
UpperSolution.com
filed 2015-08-06
CIK 1584480

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended: May 31, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 333-190658

UpperSolution.com

(Name of Registrant in its Charter)

Nevada	46-0745348
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

153 W. Lake Mead Pkwy #2240, Henderson, Nevada 89015

(Address of principal executive offices)

1-702-586-1338

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [x] No []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of the “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 4, 2015 the registrant had 14,000,000 issued and outstanding shares of common stock.

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

PART I

Item 1. BUSINESS

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

MARKETING & SALES STRATEGY

We plan for our app to be marketed on five fronts:

* Social Media: We intend to spread word of UPM through popular social network platforms such as Twitter, Facebook, MySpace, blogs etc. We will create forums for users to engage with and support our product, such as a facebook fan page, blog entries and tweets that followers can re-post or link to.

* App review websites: Send out promo keys to app review websites and blogs such as www.appvee.com, www.androinica.com, www.techcrunch.com and www.macworld.com.

* "Send-it-to-your-friend" linkage: UPM standard "send it to your friend" link will enable for consumers to send it to their colleagues or recommend it for download.

* Advertising: We plan to advertise on mobile ad networks, such as Admob, Quattro, and Millenial Media. Mobile ad networks can target users by country, device, and category. We have budgeted $5,000 for this purpose assuming we are able to raise at least $39,100 gross in this Offering.

* Press Releases: We will send out a press release in order get UPM noticed by the traditional media - newspapers and magazines.

The Company is an emerging growth company under the Jumpstart Our Business Startups Act.

The Company shall continue to be deemed an emerging growth company until the earliest of--

‘(A) the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

‘(B) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement under this title;

‘(C) the date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

‘(D) the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.’.

As an emerging growth company the company is exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires Issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures.

Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company the company is exempt from Section 14A and B of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes.

The Company has irrevocably opted out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the Act.

EMPLOYEES

As of May 31, 2015, we had no employees with the company’s work being done by management.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own interests in any real property. We currently maintain offices at 153 W. Lake Mead Pkwy #153, Henderson, NV 89015. This location currently serves as our primary office for planning and implementing our business plan. This space is currently sufficient for our purposes, and we expect it to be sufficient for the foreseeable future. Our officers/directors do not work from this location.

Item 3. Legal Proceedings

No director, person nominated to become a director, executive officer, promoter or control person of our company has, during the last ten years: (i) been convicted in or is currently subject to a pending a criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

Item 4. Mine Safety Disclosure

None.

PART II

Item 5.Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

DIVIDEND POLICY

We have not paid any dividends since our incorporation and do not anticipate the payment of dividends in the foreseeable future. At present, our policy is to retain any earnings to develop and market our services. The payment of dividends in the future will depend upon, among other factors, our earnings, capital requirements, and operating financial conditions.

MARKET FOR OUR COMMON STOCK

Market Information

There is no established public market for our common stock.

Recent Sales of Unregistered Securities

On or about May 20, 2013,Mahmoud Dasuka and Yousef Dasuka each purchased 5,750,000 common share of the company’s common stock for $5,750 each or $0.001 per share. The issuances of the shares to the investors were exempt from registration under Section 4(2) of the Securities Act of 1933 as there was no general solicitation and both holders had complete knowledge of the company being its only officers and director.

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition And Results Of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with (i) our audited financial statements as of May 31, 2015 that appear elsewhere in this registration statement. This registration statement contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this discussion, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward - looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). However, as we will issue ―penny stock, as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward -looking statements contained herein to reflect future events or developments. For information regarding risk factors that could have a material adverse effect on our business, refer to the Risk Factors section of this prospectus beginning on page 4.

Results of Operations

Comparison for the Year Ended May 31, 2015 and 2014

Revenues

During the year ended May 31, 2015 and 2014 we have not generated any revenue.

Operating Expenses

The Company’s operating expenses for the year ended May 31, 2015 is $13,676 and for the year ended May 31, 2014 is $8,257. Operating expenses for the year ended May 31, 2015 consist of Professional Fees $8,300 and General Administrative expenses $5,376. Operating expenses for the year ended May 31, 2014 consists of Professional Fees $8,000 and General Administrative expenses $257.

Net Loss

During the year ended May 31, 2015 and 2014 the Company recognized net loss of $13,676 and $8,257.

Liquidity and Capital Resources

On May 31, 2015, we had total current assets of $11,224 which consist of $10,600 in cash, $624 in prepaid expenses and total current liabilities of $16,057 which consist of $2,007 in loan from shareholder and $14,050 in accounts payable . During the year ended May 31, 2014, we had total current assets of $6,100 which consist of $6,100 in deferred offering cost.

Historically, we have financed our cash flow and operations from the sale of common stock and loans from related party.  Net cash provided by financing activities for the year ended May 31, 2015 was $13,900, which consist of loan from related party $1800 and proceeds from issuance of common stock $12,100. During the year ended May 31, 2014 net cash provided by financing activities was $207 which consist of loan from related party $207

We have not yet generated any revenue from our operations. We will require additional funds to fully implement our plans. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We currently do not have any arrangements for additional financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing, a successful marketing and promotion program and, further in the future, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.   We will require additional funds to maintain our reporting status with the SEC and remain in good standing with the state of Nevada.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations.. Management has plans to seek additional capital through a private placement and public offering of its common stock if necessary. These conditions raise substantial doubt about our company's ability to continue as a going concern.

Recently Issued Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7a. Quantitative And Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

UpperSolution.com

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of Uppersolution.com:

We have audited the accompanying balance sheets of Uppersolution.com as of May 31, 2015 and 2014, and the related statements of operations, stockholders’ equity, and cash flows for the years ended May 31, 2015 and 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uppersolution.com as of May 31, 2015 and 2014, and the results of its operations and its cash flows for the years ended then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of as May 31, 2015, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note B to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

Weinberg & Baer LLC

Baltimore, Maryland

July 23, 2015

UpperSolution.com
Balance Sheets
May 31, 2015 and 2014

	May 31, 2015	May 31, 2014
ASSETS

Current assets
Cash	$10,600	$—
Deferred offering costs	—	6,100
Prepaid expenses	624	—
Total current assets	11,224	6,100
Total assets	$11,224	$6,100

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	14,050	3,050
Loan from shareholder	2,007	207
Total liabilities (All Current)	16,057	3,257

Stockholders' Equity (Deficit)
Common Stock: $0.001 par value, 75,000,000 shares
authorized, 12,105,000 and 11,500,000 shares issued and
outstanding as of May 31, 2015 and 2014, respectively	12,105	11,500
Additional paid in capital	5,395	—
Accumulated deficit	(22,333)	(8,657)
Total stockholders' equity (deficit)	(4,833)	2,843
Total liabilities and stockholders' equity (deficit)	$11,224	$6,100

The accompanying notes are an integral part of these financial statements.

F-2

UpperSolution.com
Statement of Operations
For the year ended May 31, 2015 and 2014

	For The Year Ended May 31, 2015	For The Year Ended May 31, 2014

Revenue	$—	$—

Expenses
General and administrative	5,376	257
Professional fees	8,300	8,000
Total expenses	13,676	8,257

Net loss	$(13,676)	$(8,257)

Basic and diluted loss per common share	$0.00	$0.00

Weighted average shares outstanding	11,509,932	11,500,000

The accompanying notes are an integral part of these financial statements.

UpperSolution.com
Statement of Stockholders' Equity (Deficit)
For the years ended May 31, 2015 and 2014

					Total
			Additional		Stockholders'
	Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at May 31, 2013	11,500,000	$11,500	$—	$(400)	$11,100

Net (loss) for the year ended May 31, 2014	—	—	—	(8,257)	(8,257)

Balance at May 31, 2014	11,500,000	$11,500	$—	$(8,657)	$2,843

Shares issued during the year	605,000	605	11,495	—	12,100
Offering cost adjustment		—	(6,100)	—	(6,100)
Net (loss) for the year ended May 31, 2015	—	—	—	(13,676)	(13,676)

Balance at May 31, 2015	12,105,000	$12,105	$5,395	$(22,333)	$(4,833)

The accompanying notes are an integral part of these financial statements.

UpperSolution.com
Statements of Cash Flows
For the year ended May 31, 2015 and 2014

	For The Year Ended May 31, 2015	For The Year Ended May 31, 2014
Cash flows from operating activities
Net loss	$(13,676)	$(8,257)
Adjustments to reconcile net income to net
cash used by operating activities
Increase in accounts payable	11,000	3,050
(Increase) in prepaid expenses	(624)	—
Net cash used in operating activities	(3,300)	(5,207)

Cash flows from investing activities	—	—

Cash flows from financing activities
Loan from shareholder	1,800	207
Proceeds from issuance of common stock	12,100	—
Net cash provided by financing activities	13,900	207

Net increase(decrease) in cash and cash equivalents	10,600	(5,000)

Cash at beginning of period	—	5,000

Cash at end of period	$10,600	$—

Supplemental cash flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

UpperSolution.com

NOTES TO FINANCIAL STATEMENTS

May 31, 2015

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of UpperSolution.com (the Company) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. The Company has not realized revenues from its planned principal business purpose.

Organization, Nature of Business and Trade Name

UpperSolution.com (the Company) was incorporated in the State of Nevada on April 20, 2013. UpperSolution.com with the principal business objective of developing and marketing apps.

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

Capital Stock

The Company has authorized seventy-five million (75,000,000) shares of common stock with a par value of $0.001. Currently, there were twelve million one hundred and five thousand (12,105,000) shares of common stock issued and outstanding as of May 31, 2015.

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

Recently Issued Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-10, “Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. This ASU does the following among other things: a) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders’ equity, b) eliminates the need to label the financial statements as those of a development stage entity, c) eliminates the need to disclose a description of the development stage activities in which the entity is engaged, and d) amends FASB ASC 275, Risks and Uncertainties, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required. The amendments in ASU No. 2014-10 related to the elimination of Topic 915 disclosures and the additional disclosure for Topic 275 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014.

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

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s financial statements.

Fair Value of Financial Instruments

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

In accordance with the fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value. The Company has not elected the fair value option for any eligible financial instruments.

As of May 31, 2015 and 2014, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

In the past year, the Company funded operations by using cash proceeds received through the issuance of common stock. For the coming year, the Company plans to continue to fund the Company through debt and securities sales and issuances until the company generates enough revenues through the operations as stated above.

NOTE C – COMMON STOCK

On or about May 20, 2013,Mahmoud Dasuka and Yousef Dasuka each purchased 5,750,000 common share of the company’s common stock for $5,750 each at $0.001 per share.

On May 6, 2015, Company issued 605,000 common shares for $12,100 in cash at an issue price of $0.02

As of May 31, 2015, Common shares issued and outstanding are 12,105,000.

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

The balance due to the shareholder was $2,007 as of May 31, 2015.

NOTE E – INCOME TAXES

Due to the Company’s net loss from inception on April 20, 2013 to May 31, 2015 there was no provision for income taxes recorded. As a result of the Company’s losses to date, there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded at May 31, 2015

.The components of net deferred tax assets are as follows:

Income tax provision at the federal statutory rate	35%
Effect on operating losses	(35%)
—

Changes in the net deferred tax assets consist of the following:

	May 31, 2015	May 31, 2014
Net operating loss carry forward	$7,817	$3,030
Valuation allowance	(7,817)	(3,030)
Net deferred tax asset	$—	$—

A reconciliation of income taxes computed at the statutory rate is as follows:

	May 31, 2015	May 31, 2014
Income tax expense (benefit) at statutory rate	$4,787	$2,890
Change in valuation allowance	(4,787)	(2,890)
Income tax expense	$—	$—

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

NOTE G – SUBSEQUENT EVENT

On June 1, 2015, the Company issued 1,000,000 common shares for $20,000 in cash at an issue price of $0.02

On June 12, 2015, the Company issued 500,000 common shares for $10,000 in cash at an issue price of $0.02.

On July 1, 2015, the Company issued 395,000 common shares for $7,900 in cash at an issue price of $0.02.

ITEM 9.Changes in and disagreements with accountants on accounting and financial disclosure.

None.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures were not effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness.

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

Management assessed the effectiveness of our internal control over financial reporting as of May 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of May 31, 2015, our internal control over financial reporting was not effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls as of the end of the fiscal year and up to the filing date of this Annual Report on Form 10-K. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers And Corporate Governance

Directors, Executive Officers

The name, age and position of each of our directors and executive officers are as follows:

Name	Age	Position

Mr. Yousef Dasuka	28	Chairman of the Board, President

Ms. Mahmoud Dasuka	25	Secretary, Treasurer, Director

Mr. Yousef Dasuka

Mr. Yousef Dasuka is our President, CEO and a Director. He has served in these capacities since we were incorporated on April 20, 2013. He received an industrial engineering and management Diploma from the College Academy of Netanya, Israel in 2005 and a Director of Sales Certificate from the University of Haifa, Israel in 2006. From 2007 to 2008 he worked for DSNR Ltd, a digital marketing and business development in the internet environment, in the customer service department. From 2008 to 2010 he worked for RE - Marc advanced outsourcing solutions Ltd., who specializes in providing outsourcing services in the field of telemarketing. He was trained as a telemarketer and perform calls to customers to offer products and services. Since 2010 he has been working for HOT, a communication company in Israel that offers customers a variety of communication services, including multi-channel television, fast internet infrastructure and mobile phone service. He is a field sales representative, his duties includes working outside the office environment sourcing potential customers and maximizing the sales of the company’s products and services, cold calling an scheduling meetings with potential customers.

These experiences, qualifications and attributes have led to our conclusion that Mr. Dasuka should be serving as a member of our Board of Directors in light of our business and structure

Mr. Mahmoud Dasuka

Mr. Mahmoud Dasuka is our Secretary, Treasurer and a Director. He has served in these capacities since we were incorporated on April 20, 2013. Since 2007 Mr. Dasuka has been working for a leading Israeli provider of telecommunications services (cellular, fixed-line telephony and internet services) under the orange™ brand. Partner provides a broad range of high-standard services to over 3 million cellular customers, representing a market share of approximately 32%. His duties include attracting potential customers, suggesting information about products and services, opening customer accounts by recording account information and maintaining customer records. Between 2008 and 2009 he took sales and marketing courses such as customer behavior, advertising and public relations and salesmanship. These experiences, qualifications and attributes have led to our conclusion that Mr. Dasuka should be serving as a member of our Board of Directors in light of our business and structure.

Each officer will devote approximately 10 hours per week to the company.

Board Composition

Our Bylaws provide that the Board of Directors shall consist of no less than 1, but not more than 9 directors. Each director serves until his successor is elected and qualified.

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. Nor do we have an audit committee “financial expert.” As such, our entire Board of Directors acts as our audit committee and handles matters related to compensation and nominations of directors.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or directors.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” Our determination of independence of directors is made using the definition of “independent director” contained in Rule 4200(a) (15) of the Marketplace Rules of the NASDAQ Stock Market (“NASDAQ”), even though such definitions do not currently apply to us because we are not listed on NASDAQ. We have determined that none of our directors currently meet the definition of “independent” as within the meaning of such rules as a result of their current positions as our executive officers.

Significant Employees

We have no significant employees other than the executive officers/directors described above.

Family Relationships

The officers and directors are brothers

Involvement in Certain Legal Proceedings

No director, person nominated to become a director, executive officer, promoter or control person of our company has, during the last ten years: (i) been convicted in or is currently subject to a pending a criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

Stockholder Communications with the Board

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our Board of Directors. Nevertheless, every effort has been made to ensure that the views of stockholders are heard by the Board of Directors or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner. We believe that we are responsive to stockholder communications, and therefore have not considered it necessary to adopt a formal process for stockholder communications with our Board. During the upcoming year, our Board will continue to monitor whether it would be appropriate to adopt such a process.

Item 11. Executive Compensation

We have not paid since our inception, nor do we owe, any compensation to our executive officers, Mr. Yousef Dasuka and Mahmoud Dasuka. There are no arrangements or employment agreements with our executive officer or directors pursuant to which they will be compensated now in the future for any services provided as an executive officer, and we do not anticipate entering into any such arrangements or agreements with them in the foreseeable future.

Summary Compensation Table. The following table sets forth certain information concerning the annual and long-term compensation of our Chief Executive Officer and our other executive officers during the last fiscal year for the last two fiscal years.

			(a)	(b)	(c)
Name and Principal Position	Year	Salary*	Bonus	Option Awards	All Other Compensation	Total Compensation
Mr. Yousef Dasuka	2015	$0	$0	$0	$0	$0
Chairman of the Board, CEO President	2014	$0	$0	$0	$0	$0

Ms. Mahmoud Dasuka	2015	$0	$0	$0	$0	$0
Secretary, Treasurer, CFO, CAO	2014	$0	$0	$0	$0	$0

Outstanding Equity Awards at May 31, 2015 Fiscal Year-End

There were no outstanding equity awards as of March 5, 2015.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There are currently no employments or other contracts or arrangements with our executive officers. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, directors or consultants that would result from the resignation, retirement or any other termination of such directors, officers or consultants from us. There are no arrangements for directors, officers, employees or consultants that would result from a change-in-control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table sets forth, as of May 31, 2015, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than 5 percent of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (*)	Percentage of Class(**)

Common Stock	Mr. Yousef Dasuka , President and Director	5,750,000	47.50%

Common Stock	Ms. Mahmoud Dasuka, Treasurer, Secretary and Director	5,750,000	47.50%

All officers and directors as a group (2 persons)		11,500,000	95%

(*) Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Unless otherwise indicated, voting and investment power are exercised solely by the person named above or shared with members of such person’s household.

(**) Percent of class is calculated on the basis of the number of shares outstanding on May 31, 2015 (12,105,000).

 Item 13. Certain Relationships and Related Transactions and Director Independence

It is our practice and policy to comply with all applicable laws, rules and regulations regarding related person transactions, including the Sarbanes-Oxley Act of 2002. A related person is an executive officer, director or more than 5% stockholder of UpperSolution.com, including any immediate family members, and any entity owned or controlled by such persons. Our Board of Directors (excluding any interested director) is charged with reviewing and approving all related-person transactions, and a special committee of our Board of Directors is established to negotiate the terms of such transactions. In considering related-person transactions, our Board of Directors takes into account all relevant available facts and circumstances.

Director Independence

Our Board of Directors has adopted the definition of “independence” as described under the Sarbanes Oxley Act of 2002 (Sarbanes-Oxley) Section 301, Rule 10A-3 under the Securities Exchange Act of 1934 (the Exchange Act) and NASDAQ Rules 4200 and 4350. Our Board of Directors has determined that its members do not meet the independence requirements.

Certain Relationships and Related Transactions

On or about May 20, 2013,Mahmoud Dasuka and Yousef Dasuka each purchased 5,750,000 common share of the company’s common stock for $5,750 each or $0.001 per share. These shares were exempt from registration under Section 4(2) of the Securities Act of 1933 as there was no solicitation and both officers and directors were in possession of full information about the registrant.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed during the fiscal years ended May 31, 2015 and 2014 for professional services rendered by Weinberg & Baer LLC and Goldman Accounting Services, with respect to the audits of our 2015 and 2014 financial statements, as well as their quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods, were as follows:

	Year Ended May 31, 2015	Year Ended May 31, 2014
Audit Fees and Audit Related Fees	$7,600	$7,250
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$7,600	$7,250

In the above table, "audit fees" are fees billed by our Company's external auditor for services provided in auditing our Company's annual financial statements for the subject year. "Audit-related fees" are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company's financial statements. "Tax fees" are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning.

"All other fees" are fees billed by the auditor for products and services not included in the foregoing categories.

Pre Approval Policies and Procedures

We do not have a separately designated Audit Committee. The Board of Directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Board of Directors either before or after the respective services were rendered.

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are filed herewith:

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 4, 2015	UpperSolution.com

/s/ Yousef Dasuka
Yousef Dasuka
Chairman of the Board, CEO, President

Date: August 4, 2015	UpperSolution.com

/s/ Mahmoud Dasuka
Mahmoud Dasuka
Secretary, Treasurer, CFO, CAO

