Form 10-K/A
period 2015-05-31
UpperSolution.com
filed 2015-10-14
CIK 1584480

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

EXPLANATION

This 10 K is being amended solely to change the response on its covering page to indicate it is a shell.

1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 13, 2015	UpperSolution.com

/s/ Yousef Dasuka
Yousef Dasuka
Chairman of the Board, CEO, President

Date: October 13, 2015	UpperSolution.com

/s/ Mahmoud Dasuka
Mahmoud Dasuka
Secretary, Treasurer, CFO, CAO

2