Form 10-Q
period 2015-11-30
UpperSolution.com
filed 2016-01-14
CIK 1584480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended November 30, 2015

or

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

Common Stock, par value $0.001

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

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

As of January 14, 2016 the registrant had 14,000,000 issued and outstanding shares of common stock.

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

1

UpperSolution.com

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

UpperSolution.com

3

UpperSolution.com
Balance Sheets
November 30, 2015 and May 31, 2015

	November 30, 2015	May 31, 2015
	(Unaudited)
ASSETS

Current assets
Cash	$22,900	$10,600
Prepaid expenses	—	624
Total current assets	22,900	11,224
Total assets	$22,900	$11,224

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	8,550	14,050
Loan from shareholder	2,007	2,007
Total current liabilities	10,557	16,057
Total liabilities	10,557	16,057

Stockholders' Equity (Deficit)
Common Stock: $0.001 par value, 75,000,000 shares
authorized, 14,000,000 and 12,105,000 shares issued and
outstanding as of November 30, 2015 and May 31, 2015, respectively	14,000	12,105
Additional paid in capital	41,400	5,395
Accumulated deficit	(43,057)	(22,333)
Total stockholders' equity (deficit)	12,343	(4,833)
Total liabilities and stockholders' equity (deficit)	$22,900	$11,224

The accompanying notes are an integral part of these financial statements

UpperSolution.com
Statement of Operations
For the three and six months ended November 30, 2015 and 2014
(Unaudited)

	Three Months Ended November 30, 2015	Three Months Ended November 30, 2014	Six Months Ended November 30, 2015	Six Months Ended November 30, 2014

Revenue	$—	$—	$—	$—

Expenses
General and administrative	14,000	748	14,624	3,880
Professional fees	1,800	5,300	6,100	5,300
Total expenses	15,800	6,048	20,724	9,180

Net loss	$(15,800)	$(6,048)	$(20,724)	$(9,180)

Basic and diluted loss per common share	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding	14,000,000	11,500,000	13,828,689	11,500,000

The accompanying notes are an integral part of these financial statements

UpperSolution.com
Statement of Stockholders' Equity (Deficit)
For the year ended May 31, 2015
For the six months ended November 30, 2015 (Unaudited)

					Total
			Additional		Stockholders'
	Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at May 31, 2014	11,500,000	$11,500	$—	$(8,657)	$2,843

Shares issued during the year	605,000	605	11,495	—	12,100
Offering cost adjustment		—	(6,100)	—	(6,100)
Net (loss) for the year ended May 31, 2015	—	—	—	(13,676)	(13,676)

Balance at May 31, 2015	12,105,000	$12,105	$5,395	$(22,333)	$(4,833)

Shares issued during the year	1,895,000	1,895	36,005	—	37,900
Net (loss) for the period ended November 30, 2015	—	—	—	(20,724)	(20,724)

Balance at November 30, 2015	14,000,000	$14,000	$41,400	$(43,057)	$12,343

The accompanying notes are an integral part of these financial statements

UpperSolution.com
Statements of Cash Flows
For the six months ended November 30, 2015 and 2014
(Unaudited)

	Six Months Ended November 30, 2015	Six Months Ended November 30, 2014
Cash flows from operating activities
Net loss	$(20,724)	$(9,180)
Adjustments to reconcile net income to net
cash used by operating activities
Increase (decrease) in accounts payable	(5,500)	9,500
(Increase) decrease in prepaid expenses	624	(2,120)
Net cash used in operating activities	(25,600)	(1,800)

Cash flows from investing activities	—	—

Cash flows from financing activities
Loan from shareholder	—	1,800
Proceeds from issuance of common stock	37,900	—
Net cash provided by financing activities	37,900	1,800

Net increase(decrease) in cash and cash equivalents	12,300	—

Cash at beginning of period	10,600	—

Cash at end of period	$22,900	$—

Supplemental cash flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

UpperSolution.com

NOTES TO UNAUDITED FINANCIAL STATEMENTS

November 30, 2015

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

Basis of Presentation

The unaudited financial statements for the period ended November 30, 2015 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission (SEC) Regulation S-X rule 8-03. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of November 30, 2015 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the six months ended November 30, 2015, are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending May 31, 2016. The balance sheet at May 31, 2015 has been derived from the audited financial statements at that date.

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

Capital Stock

The Company has authorized seventy-five million (75,000,000) shares of common stock with a par value of $0.001. Currently, there were fourteen million (14,000,000) shares of common stock issued and outstanding as of November 30, 2015.

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

As of November 30, 2015 and May 31, 2015, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

As of November 30, 2015, Common shares issued and outstanding are 14,000,000.

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

The balance due to the shareholder was $2,007 as of November 30, 2015.

NOTE E – INCOME TAXES

Due to the Company’s net loss from inception on April 20, 2013 to November 30, 2015 there was no provision for income taxes recorded. As a result of the Company’s losses to date, there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded at November 30, 2015.

The components of net deferred tax assets are as follows:

Income tax provision at the federal statutory rate	35%
Effect on operating losses	(35%)
—

Changes in the net deferred tax assets consist of the following:

	November 30, 2015	May 31, 2015
Net operating loss carry forward	$15,070	$7,817
Valuation allowance	(15,070)	(7,817)
Net deferred tax asset	$—	$—

A reconciliation of income taxes computed at the statutory rate is as follows:

	November 30, 2015	May 31, 2015
Income tax expense (benefit) at statutory rate	$7,253	$4,787
Change in valuation allowance	(7,253)	(4,787)
Income tax expense	$—	$—

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

NOTE G – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after November 30, 2015 through the date of this filing. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the financial statements for the six months ended November 30, 2015.

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

Results of Operations

Comparison for the Three Months Ended November 30, 2015 and 2014

Revenues

During the three month period ended November 30, 2015 and 2014 we have not generated any revenue.

Operating Expenses

The Company’s operating expenses for the three months ended November 30, 2015 is $15,800 and for the three month ended November 30, 2014 is $6,048. Operating expenses for the three months ended November 30, 2015 consist of General Administrative expenses $14,000 and Professional Fees $1,800. Operating expenses for the three months ended November 30, 2014 consists of General Administrative expenses $748 and Professional Fees $5,300.

Net Loss

During the three month ended November 30, 2015 and 2014 the Company recognized net losses of $(15,800) and $(6,048), respectively.

Comparison for the Six Months Ended November 30, 2015 and 2014

Revenues

During the six month period ended November 30, 2015 and 2014 we have not generated any revenue.

Operating Expenses

The Company’s operating expenses for the six months ended November 30, 2015 is $20,724 and for the three month ended November 30, 2014 is $9,180. Operating expenses for the six months ended November 30, 2015 consist of General Administrative expenses $14,624 and Professional Fess $6,100. Operating expenses for the six months ended November 30, 2014 consists of General Administrative expenses $3,880 and Professional Fees $5,300.

Net Loss

During the six month ended November 30, 2015 and 2014 the Company recognized net losses of $(20,724) and $(9,180), respectively.

Liquidity and Capital Resources

On November 30, 2015, we had total current assets of $22,900 which consist of $22,900 in Cash and total current liabilities of $10,557 which consist of $8,550 in accounts payable and $2,007 in loan from shareholder.

Historically, we have financed our cash flow and operations from the sale of common stock and loan from related party.  Net cash provided by financing activities for the six months ended November 30, 2015 was $37,900, which consist of proceeds from issuance of common stock $37,900. During the six months ended November 30, 2014 net cash provided by financing activities was $1,800, which consists of loan from related party $1,800.

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

Going Concern

We have incurred net loss since our inception on April 20, 2013 through November 30, 2015 totaling $43,057and have completed only the preliminary stages of our business plan.  We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Accordingly, our independent auditors’ report on our financial statements for the year ended May 31, 2015 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of November 30, 2015, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of November 30, 2015, our Company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of November, 2015 . In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of November 30, 2015, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the second quarter ended November 30, 2015 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

UpperSolution.com

DATED: January 14, 2016	By: /s/ Yousef Dasuka_____________
Yousef Dasuka
President
CEO, and Chairman of the Board

