Form 10-Q
period 2016-02-29
UpperSolution.com
filed 2016-04-11
CIK 1584480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended February 29, 2016

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x ] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not available

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 11, 2016 the registrant had 14,000,000 issued and outstanding shares of common stock.

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

1

UpperSolution.com

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

UpperSolution.com

3

UpperSolution.com
Balance Sheets
February 29, 2016 and May 31, 2015

	February 29, 2016	May 31, 2015
	(Unaudited)
ASSETS

Current assets
Cash	$15,600	$10,600
Prepaid expenses	—	624
Total current assets	15,600	11,224
Total assets	$15,600	$11,224

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	3,050	14,050
Loan from shareholder	2,007	2,007
Total current liabilities	5,057	16,057
Total liabilities	5,057	16,057

Stockholders' Equity (Deficit)
Common Stock: $0.001 par value, 75,000,000 shares
authorized, 14,000,000 and 12,105,000 shares issued and
outstanding as of February 29, 2016 and May 31, 2015, respectively	$14,000	$12,105
Additional paid in capital	41,400	5,395
Accumulated deficit	(44,857)	(22,333)
Total stockholders' equity (deficit)	10,543	(4,833)
Total liabilities and stockholders' equity (deficit)	$15,600	$11,224

The accompanying notes are an integral part of these financial statements

UpperSolution.com
Statement of Operations
For the three and nine months ended February 29, 2016 and February 28, 2015
(Unaudited)

	Three Months Ended February 29, 2016	Three Months Ended February 28, 2015	Nine Months Ended February 29, 2016	Nine Months Ended February 28, 2015

Revenue	$—	$—	$—	$—

Expenses
General and administrative	—	740	14,624	4,620
Professional fees	1,800	1,500	7,900	6,800
Total expenses	1,800	2,240	22,524	11,420

Net loss	$(1,800)	$(2,240)	$(22,524)	$(11,420)

Basic and diluted loss per common share	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding	14,000,000	11,500,000	13,933,412	11,500,000

The accompanying notes are an integral part of these financial statements

UpperSolution.com
Statement of Stockholders' Equity (Deficit)
For the years ended May 31, 2015
For the nine months ended February 29, 2016 (Unaudited)

					Total
			Additional		Stockholders'
	Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at May 31, 2014	11,500,000	$11,500	$—	$(8,657)	$2,843

Shares issued during the year	605,000	605	11,495	—	12,100
Offering cost adjustment		—	(6,100)	—	(6,100)
Net (loss) for the year ended May 31, 2015	—	—	—	(13,676)	(13,676)

Balance at May 31, 2015	12,105,000	$12,105	$5,395	$(22,333)	$(4,833)

Shares issued during the year	1,895,000	1,895	36,005	—	37,900
Net (loss) for the period ended February 29, 2016	—	—	—	(22,524)	(22,524)

Balance at February 29, 2016	14,000,000	$14,000	$41,400	$(44,857)	$10,543

The accompanying notes are an integral part of these financial statements

UpperSolution.com
Statements of Cash Flows
For the nine months ended February 29, 2016 and February 28, 2015
(Unaudited)

	Nine Months Ended February 29, 2016	Nine Months Ended February 28, 2015
Cash flows from operating activities
Net loss	$(22,524)	$(11,420)
Adjustments to reconcile net income to net
cash used by operating activities
Increase (decrease) in accounts payable	(11,000)	11,000
(Increase) decrease in prepaid expenses	624	(1,380)
Net cash used in operating activities	(32,900)	(1,800)

Cash flows from investing activities	—	—

Cash flows from financing activities
Loan from shareholder	—	1,800
Proceeds from issuance of common stock	37,900	—
Net cash provided by financing activities	37,900	1,800

Net increase(decrease) in cash and cash equivalents	5,000	—

Cash at beginning of period	10,600	—

Cash at end of period	$15,600	$—

Supplemental cash flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

UpperSolution.com

NOTES TO UNAUDITED FINANCIAL STATEMENTS

February 29, 2016

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

Basis of Presentation

The unaudited financial statements for the period ended February 29, 2016 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission (SEC) Regulation S-X rule 8-03. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of February 29, 2016 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the nine months ended February 29, 2016, are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending May 31, 2016. The balance sheet at May 31, 2015 has been derived from the audited financial statements at that date.

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

Capital Stock

The Company has authorized seventy-five million (75,000,000) shares of common stock with a par value of $0.001. Currently, there were fourteen million (14,000,000) shares of common stock issued and outstanding as of February 29, 2016.

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

As of February 29, 2016 and May 31, 2015, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

As of February 29, 2016, Common shares issued and outstanding are 14,000,000.

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

The balance due to the shareholder was $2,007 as of February 29, 2016.

NOTE E – INCOME TAXES

Due to the Company’s net loss from inception on April 20, 2013 to February 29, 2016 there was no provision for income taxes recorded. As a result of the Company’s losses to date, there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded at February 29, 2016.

The components of net deferred tax assets are as follows:

Income tax provision at the federal statutory rate	35%
Effect on operating losses	(35%)
—

Changes in the net deferred tax assets consist of the following:

	February 29, 2016	May 31, 2015
Net operating loss carry forward	$15,700	$7,817
Valuation allowance	(15,700)	(7,817)
Net deferred tax asset	$—	$—

A reconciliation of income taxes computed at the statutory rate is as follows:

	February 29, 2016	May 31, 2015
Income tax expense (benefit) at statutory rate	$7,883	$4,787
Change in valuation allowance	(7,883)	(4,787)
Income tax expense	$—	$—

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

NOTE G – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after February 29, 2016 through the date of this filing. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the financial statements for the nine months ended February 29, 2016.

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

Results of Operations

Comparison for the Three Months Ended February 29, 2016 and 2015

Revenues

During the three month period ended February 29, 2016 and February 28, 2015 we have not generated any revenue.

Operating Expenses

The Company’s operating expenses for the three months ended February 29, 2016 is $1,800 and for the three month ended February 28, 2015 is $2,240. Operating expenses for the three months ended February 29, 2016 consist of Professional Fees $1,800. Operating expenses for the three months ended February 28, 2015 consists of General Administrative expenses $740 and Professional Fees $1,500.

Net Loss

During the three month ended February 29, 2016 and February 28, 2015 the Company recognized net losses of $(1,800) and $(2,240), respectively.

Comparison for the nine Months Ended February 29, 2016 and 2015

Revenues

During the nine month period ended February 29, 2016 and February 28, 2015 we have not generated any revenue.

Operating Expenses

The Company’s operating expenses for the nine months ended February 29, 2016 is $22,524 and for the nine month ended February 28, 2015 is $11,420. Operating expenses for the nine months ended February 29, 2016 consist of General Administrative expenses $14,624 and Professional Fees $7,900. Operating expenses for the nine months ended February 28, 2015 consists of General Administrative expenses $4,620 and Professional Fees $6,800.

Net Loss

During the nine month ended February 29, 2016 and February 28, 2015 the Company recognized net losses of $(22,524) and $(11,420), respectively.

Liquidity and Capital Resources

On February 29, 2016, we had total current assets of $15,600 which consist of $15,600 in Cash and total current liabilities of $5,057 which consist of $3,050 in accounts payable and $2,007 in loan from shareholder.

Historically, we have financed our cash flow and operations from the sale of common stock and loan from related party.  Net cash provided by financing activities for the nine months ended February 29, 2016 was $37,900, which consist of proceeds from issuance of common stock $37,900. During the nine months ended February 28, 2015 net cash provided by financing activities was $1,800, which consists of loan from related party $1,800.

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

Going Concern

We have incurred net loss since our inception on April 20, 2013 through February 29, 2016 totaling $44,857 and have completed only the preliminary stages of our business plan.  We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Accordingly, our independent auditors’ report on our financial statements for the year ended May 31, 2015 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of February 29, 2016, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of February 29, 2016, our Company's disclosure controls and procedures were not effective and do not provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of February 29, 2016 . In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of February 29, 2016, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the second quarter ended February 29, 2016 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

UpperSolution.com

DATED: April 11, 2016	By: /s/ Yousef Dasuka_____________
Yousef Dasuka
President
CEO, and Chairman of the Board

