Form 10-K
period 2016-05-31
UpperSolution.com
filed 2016-08-29
CIK 1584480

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended: May 31, 2016

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 333-190658

UpperSolution.com

(Name of Registrant in its Charter)

Nevada	46-0745348
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

153 W. Lake Mead Pkwy #2240, Henderson, Nevada 89015

-----------------------------

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ x ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 26, 2016 the registrant had 14,000,000 issued and outstanding shares of common stock.

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

EMPLOYEES

As of May 31, 2016, we had no employees with the company’s work being done by management.

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

Item 4. Mine Safety Disclosure

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition And Results Of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with (i) our audited financial statements as of May 31, 2016 that appear elsewhere in this registration statement. This registration statement contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this discussion, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward - looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). However, as we will issue ―penny stock, as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward -looking statements contained herein to reflect future events or developments. For information regarding risk factors that could have a material adverse effect on our business, refer to the Risk Factors section of this prospectus beginning on page 4.

Results of Operations

Comparison for the Year Ended May 31, 2016 and 2015

Revenues

During the year ended May 31, 2016 and 2015 we have not generated any revenue.

Operating Expenses

The Company’s operating expenses for the year ended May 31, 2016 is $28,689 and for the year ended May 31, 2015 is $13,676. Operating expenses for the year ended May 31, 2016 consist of Professional Fees $9,700 and General Administrative expenses $18,989. Operating expenses for the year ended May 31, 2015 consists of Professional Fees $8,300 and General Administrative expenses $5,376.

Net Loss

During the year ended May 31, 2016 and 2015 the Company recognized net loss of $28,689 and $13,676.

Liquidity and Capital Resources

On May 31, 2016 we had total current assets of $14,935 which consist of $13,800 in cash, $1135 in prepaid expenses and total current liabilities of $ 10,557 which consist of $2,007 in loan from shareholder and $8,550 in accounts payable. During the year ended May 31, 2015, we had total current assets of $11,224 which consist of $10,600 in cash, $624 in prepaid expenses and total current liabilities of $16,057 which consist of $2,007 in loan from shareholder and $14,050 in accounts payable .

Historically, we have financed our cash flow and operations from the sale of common stock and loans from related party.  Net cash provided by financing activities for the year ended May 31, 2016 was $37,900, which consist of proceeds from issuance of common stock $37,900. During the year ended May 31, 2015 net cash provided by financing activities was $13,900, which consist of loan from related party $1,800 and proceeds from issuance of common stock $12,100.

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

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock if necessary. These conditions raise substantial doubt about our company's ability to continue as a going concern.

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

We have audited the accompanying balance sheets of Uppersolution.com as of May 31, 2016 and 2015, and the related statements of operations, stockholders’ equity, and cash flows for the years ended May 31, 2016 and 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uppersolution.com as of May 31, 2016 and 2015, and the results of its operations and its cash flows for the years ended then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of as May 31, 2016, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note B to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

Weinberg & Baer LLC

Baltimore, Maryland

August 21, 2016

UpperSolution.com
Balance Sheets
May 31, 2016 and 2015

	May 31, 2016	May 31, 2015

ASSETS

Current assets
Cash	$13,800	$10,600
Prepaid expenses	1,135	624
Total current assets	14,935	11,224
Total assets	$14,935	$11,224

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	8,550	14,050
Loan from shareholder	2,007	2,007
Total current liabilities	10,557	16,057
Total liabilities	10,557	16,057

Stockholders' Equity (Deficit)
Common Stock: $0.001 par value, 75,000,000 shares
authorized, 14,000,000 and 12,105,000 shares issued and
outstanding as of May 31, 2016 and 2015, respectively	$14,000	$12,105
Additional paid in capital	41,400	5,395
Accumulated deficit	(51,022)	(22,333)
Total stockholders' equity (deficit)	4,378	(4,833)
Total liabilities and stockholders' equity (deficit)	$14,935	$11,224

The accompanying notes are an integral part of these financial statements

F-2

UpperSolution.com
Statement of Operations
For the year ended May 31, 2016 and 2015

	Year Ended May 31, 2016	Year Ended May 31, 2015

Revenue	$—	$—

Expenses
General and administrative	18,989	5,376
Professional fees	9,700	8,300
Total expenses	28,689	13,676

Net loss	$(28,689)	$(13,676)

Basic and diluted loss per common share	$0.00	$0.00

Weighted average shares outstanding	13,950,150	11,509,932

The accompanying notes are an integral part of these financial statements

UpperSolution.com
Statement of Stockholders' Equity (Deficit)
For the years ended May 31, 2016 and 2015

					Total
			Additional		Stockholders'
	Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at May 31, 2014	11,500,000	$11,500	—	$(8,657)	$2,843

Shares issued during the year	605,000	605	11,495	—	12,100
Offering cost adjustment		—	(6,100)	—	(6,100)
Net (loss) for the year ended May 31, 2015	—	—	—	(13,676)	(13,676)

Balance at May 31, 2015	12,105,000	$12,105	$5,395	$(22,333)	$(4,833)

Shares issued during the year	1,895,000	1,895	36,005	—	37,900
Net (loss) for the year ended May 31, 2016	—	—	—	(28,689)	(28,689)

Balance at May 31, 2016	14,000,000	$14,000	$41,400	$(51,022)	$4,378

The accompanying notes are an integral part of these financial statements

UpperSolution.com
Statements of Cash Flows
For the year ended May 31, 2016 and 2015

	Year Ended May 31, 2016	Year Ended May 31, 2015
Cash flows from operating activities
Net loss	$(28,689)	$(13,676)
Adjustments to reconcile net income to net
cash used by operating activities
Increase (decrease) in accounts payable	(5,500)	11,000
(Increase) decrease in prepaid expenses	(511)	(624)
Net cash used in operating activities	(34,700)	(3,300)

Cash flows from investing activities	—	—

Cash flows from financing activities
Loan from shareholder	—	1,800
Proceeds from issuance of common stock	37,900	12,100
Net cash provided by financing activities	37,900	13,900

Net increase(decrease) in cash and cash equivalents	3,200	10,600

Cash at beginning of period	10,600	—

Cash at end of period	$13,800	$10,600

Supplemental cash flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

UpperSolution.com

NOTES TO FINANCIAL STATEMENTS

May 31, 2016

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

Capital Stock

The Company has authorized seventy-five million (75,000,000) shares of common stock with a par value of $0.001. Currently, there were fourteen million (14,000,000) shares of common stock issued and outstanding as of May 31, 2016.

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

As of May 31, 2016 and May 31, 2015, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

As of May 31, 2016, Common shares issued and outstanding are 14,000,000.

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

The balance due to the shareholder was $2,007 as of May 31, 2016.

NOTE E – INCOME TAXES

Due to the Company’s net loss from inception on April 20, 2013 to May 31, 2016 there was no provision for income taxes recorded. As a result of the Company’s losses to date, there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded at May 31, 2016.

The components of net deferred tax assets are as follows:

Income tax provision at the federal statutory rate	35%
Effect on operating losses	(35)%
—

Changes in the net deferred tax assets consist of the following:

	May 31, 2016	May 31, 2015
Net operating loss carry forward	$17,858	$7,817
Valuation allowance	(17,858)	(7,817)
Net deferred tax asset	$—	$—

A reconciliation of income taxes computed at the statutory rate is as follows:

	May 31, 2016	May 31, 2015
Income tax expense (benefit) at statutory rate	$10,041	$4,787
Change in valuation allowance	(10,041)	(4,787)
Income tax expense	$—	$—

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

NOTE G – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after May 31, 2016 through the date of this filing. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the financial statements for the year ended May 31, 2016 .

ITEM 9. Changes in and disagreements with accountants on accounting and financial disclosure.

None.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of May 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of May 31, 2016, our internal control over financial reporting was not effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

			(a)	(b)	(c)
Name and Principal Position	Year	Salary*	Bonus	Option Awards	All Other Compensation	Total Compensation
Mr. Yousef Dasuka	2016	$0	$0	$0	$0	$0
Chairman of the Board, CEO President	2015	$0	$0	$0	$0	$0

Ms. Mahmoud Dasuka	2016	$0	$0	$0	$0	$0
Secretary, Treasurer, CFO, CAO	2015	$0	$0	$0	$0	$0

Outstanding Equity Awards at May 31, 2016 Fiscal Year-End

There were no outstanding equity awards as of May 31, 2016.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table sets forth, as of May 31, 2016, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than 5 percent of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (*)	Percentage of Class(**)

Common Stock	Mr. Yousef Dasuka , President and Director	5,750,000	41.07%

Common Stock	Ms. Mahmoud Dasuka, Treasurer, Secretary and Director	5,750,000	41.07%

All officers and directors as a group (2 persons)		11,500,000	82.14%

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

(**) Percent of class is calculated on the basis of the number of shares outstanding on May 31, 2016 (14,000,000).

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

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed during the fiscal years ended May 31, 2016 and 2015 for professional services rendered by Weinberg & Baer LLC, with respect to the audits of our 2016 and 2015 financial statements, as well as their quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods, were as follows:

	Year Ended May 31, 2016	Year Ended May 31, 2015
Audit Fees and Audit Related Fees	$7,900	$7,600
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$7,900	$7,600

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

Date: August 26, 2016	UpperSolution.com

/s/ Yousef Dasuka
Yousef Dasuka
Chairman of the Board, CEO, President

Date: August 26, 2016	UpperSolution.com

/s/ Mahmoud Dasuka
Mahmoud Dasuka
Secretary, Treasurer, CFO, CAO

