Form 10-Q
period 2016-08-31
UpperSolution.com
filed 2016-10-14
CIK 1584480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended August 31, 2016

or

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

As of October 14, 2016 the registrant had 14,000,000 issued and outstanding shares of common stock.

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

1

UpperSolution.com

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

UpperSolution.com

INDEX TO FINANCIAL STATEMENT

Unaudited Balance Sheets at August 31, 2016 and May 31, 2016	F-1

Unaudited Statements of Operations for the three months ended August 31, 2016 and August 31, 2015	F-2

Unaudited Statements of Cash Flows for the three months ended August 31, 2016 and August 31, 2015	F-3

Notes to Financial Statements (Unaudited)	F-4

3

UpperSolution.com
Balance Sheets
August 31, 2016 and May 31, 2016

	August 31, 2016	May 31, 2016
	(Unaudited)
ASSETS

Current assets
Cash	$6,500	$13,800
Prepaid expenses	—	1,135
Total current assets	6,500	14,935
Total assets	$6,500	$14,935

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	3,750	8,550
Loan from shareholder	2,007	2,007
Total current liabilities	5,757	10,557
Total liabilities	5,757	10,557

Stockholders' Equity
Common Stock: $0.001 par value, 75,000,000 shares
authorized, 14,000,000 shares issued and
outstanding as of August 31, 2016 and May 31, 2016, respectively	$14,000	$14,000
Additional paid in capital	41,400	41,400
Accumulated deficit	(54,657)	(51,022)
Total stockholders' equity	743	4,378
Total liabilities and stockholders' equity	$6,500	$14,935

The accompanying notes are an integral part of these financial statements

UpperSolution.com

Statement of Operations

For the three months ended August 31, 2016 and August 31, 2015

(Unaudited)

	Three months ended August 31, 2016	Three months ended August 31, 2015

Revenue	$—	$—

Expenses
General and administrative	1,135	624
Professional fees	2,500	4,300
Total expenses	3,635	4,924

Net loss	$(3,635)	$(4,924)

Basic and diluted loss per common share	$0.00	$0.00

Weighted average shares outstanding	14,000,000	13,790,815

The accompanying notes are an integral part of these financial statements

UpperSolution.com
Statements of Cash Flows
For the three months ended August 31, 2016 and August 31, 2015
(Unaudited)

	Three months ended August 31, 2016	Three months ended August 31, 2015
Cash flows from operating activities
Net loss	$(3,635)	$(4,924)
Adjustments to reconcile net income to net
cash used by operating activities
Increase (decrease) in accounts payable	(4,800)	(7,300)
(Increase) decrease in prepaid expenses	1,135	624
Net cash used in operating activities	(7,300)	(11,600)

Cash flows from investing activities	—	—

Cash flows from financing activities
Proceeds from issuance of common stock	—	37,900
Net cash provided by financing activities	—	37,900

Net increase(decrease) in cash and cash equivalents	(7,300)	26,300

Cash at beginning of period	13,800	10,600

Cash at end of period	$6,500	36,900

Supplemental cash flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

UpperSolution.com

NOTES TO UNAUDITED FINANCIAL STATEMENTS

August 31, 2016

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

Basis of Presentation

The unaudited financial statements for the period ended August 31, 2016 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission (SEC) Regulation S-X rule 8-03. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of August 31, 2016 and the results of operations and cash flows for the period then ended. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the three months ended August 31, 2016, are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending May 31, 2017. The balance sheet at May 31, 2016 has been derived from the audited financial statements at that date.

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

Capital Stock

The Company has authorized seventy-five million (75,000,000) shares of common stock with a par value of $0.001. Currently, there were fourteen million (14,000,000) shares of common stock issued and outstanding as of August 31, 2016.

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

As of August 31, 2016 and May 31, 2016, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

NOTE C – COMMON STOCK

On or about May 20, 2013, Mahmoud Dasuka and Yousef Dasuka each purchased 5,750,000 common share of the company’s common stock for $5,750 each at $0.001 per share.

During the month of May 2015, the Company issued 605,000 common shares for $12,100 in cash at an issue price of $0.02.

During the month of June 2015, the Company issued 1,500,000 common shares for $30,000 in cash at an issue price of $0.02.

During the month of July 2015, the Company issued 395,000 common shares for $7,900 in cash at an issue price of $0.02.

As of August 31, 2016, Common shares issued and outstanding are 14,000,000.

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

The balance due to the shareholder was $2,007 as of August 31, 2016.

NOTE E – INCOME TAXES

Due to the Company’s net loss from inception on April 20, 2013 to August 31, 2016 there was no provision for income taxes recorded. As a result of the Company’s losses to date, there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded at August 31, 2016.

The components of net deferred tax assets are as follows:

Income tax provision at the federal statutory rate	35%
Effect on operating losses	(35)%
—

Changes in the net deferred tax assets consist of the following:

	August 31, 2016	May 31, 2016
Net operating loss carry forward	$19,130	$17,858
Valuation allowance	(19,130)	(17,858)
Net deferred tax asset	$—	$—

A reconciliation of income taxes computed at the statutory rate is as follows:

	August 31, 2016	May 31, 2016
Income tax expense (benefit) at statutory rate	$1,272	$10,041
Change in valuation allowance	(1,272)	(10,041)
Income tax expense	$—	$—

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

NOTE G – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after August 31, 2016 through the date of this filing. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the financial statements for the three months ended August 31, 2016.

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

Results of Operations

Comparison for the Three Months Ended August 31, 2016 and 2015

Revenues

During the three months ended August 31, 2016 and August 31, 2015 we have not generated any revenue.

Operating Expenses

The Company’s operating expenses for the three months ended August 31, 2016 is $3,635 and for the three month ended August 31, 2015 is $4,924. Operating expenses for the three months ended August 31, 2016 consist of General and Administrative expenses $1,135 and Professional Fees $2,500. Operating expenses for the three months ended August 31, 2015 consists of General and Administrative expenses $624 and Professional Fees $4,300.

Net Loss

During the three months ended August 31, 2016 and August 31, 2015 the Company recognized net losses of $3,635 and $4,924, respectively.

Liquidity and Capital Resources

On August 31, 2016, we had total current assets of $6,500 which consist of 6,500 in Cash and total current liabilities of $5,757 which consist of $3,750 in accounts payable and $2,007 in loan from shareholder.

Historically, we have financed our cash flow and operations from the sale of common stock and loan from related party.  Net cash provided by financing activities for the three months ended August 31, 2016 was $0. During the three months ended August 31, 2015 net cash provided by financing activities was $37,900, which consists of proceeds from issuance of common stock $37,900.

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

Going Concern

We have incurred net loss since our inception on April 20, 2013 through August 31, 2016 totaling $54,657 and have completed only the preliminary stages of our business plan.  We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Accordingly, our independent auditors’ report on our financial statements for the year ended May 31, 2016 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of August 31, 2016, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of August 31, 2016, our Company's disclosure controls and procedures were not effective and do not provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of August 31, 2016 . In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of August 31, 2016, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the first quarter ended August 31, 2016 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

UpperSolution.com

DATED: October 14, 2016	By: /s/ Yousef Dasuka_____________
Yousef Dasuka
President
CEO, and Chairman of the Board

