Form 10-Q
period 2017-02-28
UpperSolution.com
filed 2017-04-19
CIK 1584480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended February 28, 2017

or

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

As of April 19, 2017 the registrant had 14,000,000 issued and outstanding shares of common stock.

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

1

UpperSolution.com

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

UpperSolution.com

INDEX TO FINANCIAL STATEMENT

Unaudited Balance Sheets at February 28, 2017 and May 31, 2016	F-1

Unaudited Statements of Operations for the three and nine months ended February 28, 2017 and February 29, 2016	F-2

Unaudited Statements of Cash Flows for the nine months ended February 28, 2017 and February 29, 2016	F-3

Notes to Financial Statements (Unaudited)	F-4

3

UpperSolution.com
Balance Sheets
February 28, 2017 and May 31, 2016

	February 28, 2017	May 31, 2016
	(Unaudited)
ASSETS

Current assets
Cash	$2,000	$13,800
Prepaid expenses	2,304	1,135
Total current assets	4,304	14,935
Total assets	$4,304	$14,935

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	8,250	8,550
Loan from shareholder	2,007	2,007
Total current liabilities	10,257	10,557
Total liabilities	10,257	10,557

Stockholders' Equity (Deficit)
Common Stock: $0.001 par value, 75,000,000 shares
authorized, 14,000,000 shares issued and
outstanding as of February 28, 2017 and May 31, 2016, respectively	$14,000	$14,000
Additional paid in capital	41,400	41,400
Accumulated deficit	(61,353)	(51,022)
Total stockholders' equity (Deficit)	(5,953)	4,378
Total liabilities and stockholders' equity	$4,304	$14,935

The accompanying notes are an integral part of these financial statements

UpperSolution.com
Statement of Operations
For the three and nine months ended February 28, 2017 and February 29, 2016
(Unaudited)

	Three months ended February 28, 2017	Three months ended February 29, 2016	Nine months ended February 28, 2017	Nine months ended February 29, 2016

Revenue	$—	$—	$—	$—

Expenses
General and administrative	1,230	—	3,831	14,624
Professional fees	2,000	1,800	6,500	7,900
Total expenses	3,230	1,800	10,331	22,524

Net loss	$(3,230)	$(1,800)	$(10,331)	$(22,524)

Basic and diluted loss per common share	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding	14,000,000	14,000,000	14,000,000	13,933,412

The accompanying notes are an integral part of these financial statements

UpperSolution.com
Statements of Cash Flows
For the nine months ended February 28, 2017 and February 29, 2016
(Unaudited)

	Nine months ended February 28, 2017	Nine months ended February 29, 2016
Cash flows from operating activities
Net loss	$(10,331)	$(22,524)
Adjustments to reconcile net income to net
cash used by operating activities
Increase (decrease) in accounts payable	(300)	(11,000)
(Increase) decrease in prepaid expenses	(1,169)	624
Net cash used in operating activities	(11,800)	(32,900)

Cash flows from investing activities	—	—

Cash flows from financing activities
Proceeds from issuance of common stock	—	37,900
Net cash provided by financing activities	—	37,900

Net increase(decrease) in cash and cash equivalents	(11,800)	5,000

Cash at beginning of period	13,800	10,600

Cash at end of period	$2,000	$15,600

Supplemental cash flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

UpperSolution.com

NOTES TO UNAUDITED FINANCIAL STATEMENTS

February 28, 2017

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

Basis of Presentation

The unaudited financial statements for the period ended February 28, 2017 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission (SEC) Regulation S-X rule 8-03. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of February 28, 2017 and the results of operations and cash flows for the period then ended. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the nine months ended February 28, 2017, are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending May 31, 2017. The balance sheet at May 31, 2016 has been derived from the audited financial statements at that date.

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

Capital Stock

The Company has authorized seventy-five million (75,000,000) shares of common stock with a par value of $0.001. Currently, there were fourteen million (14,000,000) shares of common stock issued and outstanding as of February 28, 2017.

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

As of February 28, 2017, and May 31, 2016, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

As of February 28, 2017, Common shares issued and outstanding are 14,000,000.

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

The balance due to the shareholder was $2,007 as of February 28, 2017.

NOTE E – OFFICE

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

NOTE F – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after February 28, 2017 through the date of this filing. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the financial statements for the nine months ended February 28, 2017.

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

Results of Operations

Comparison for the Three Months Ended February 28, 2017 and February 29, 2016

Revenues

During the three months ended February 28, 2017 and February 29, 2016 we have not generated any revenue.

Operating Expenses

The Company’s operating expenses for the three months ended February 28, 2017 is $3,230 and for the three-month ended February 29, 2016 is $1,800. Operating expenses for the three months ended February 28, 2017 consist of General and Administrative expenses $1,230 and Professional Fees $2,000. Operating expenses for the three months ended February 29, 2016 consists of Professional Fees $1,800.

Net Loss

During the three months ended February 28, 2017 and February 29, 2016 the Company recognized net losses of $3,230 and $1,800, respectively.

Comparison for the nine Months Ended February 28, 2017 and February 29, 2016

Revenues

During the nine-month period ended February 28, 2017 and February 29, 2016 we have not generated any revenue.

Operating Expenses

The Company’s operating expenses for the nine months ended February 28, 2017 is $10,331 and for the nine-month ended February 29, 2016 is $22,524. Operating expenses for the nine months ended February 28, 2017 consist of General and Administrative expenses $3,831 and Professional Fess $6,500. Operating expenses for the nine months ended February 28, 2016 consists of General Administrative expenses $14,624 and Professional Fees $7,900.

Net Loss

During the nine-month ended February 28, 2017 and February 29, 2016 the Company recognized net losses of $10,331 and $22,524 respectively.

Liquidity and Capital Resources

On February 28, 2017, we had total current assets of $4,304 which consist of 2,000 in Cash and 2,304 in Prepaid expenses. We had total current liabilities of $10,257 which consist of $8,250 in accounts payable and $2,007 in loan from shareholder.

Historically, we have financed our cash flow and operations from the sale of common stock and loan from related party.  Net cash provided by financing activities for the nine months ended February 28, 2017 was $0. During the nine months ended February 29, 2016 net cash provided by financing activities was $37,900, which consists of proceeds from issuance of common stock $37,900.

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

Going Concern

We have incurred net loss since our inception on April 20, 2013 through February 28, 2016 totaling $61,353 and have completed only the preliminary stages of our business plan.  We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Accordingly, our independent auditors’ report on our financial statements for the year ended May 31, 2016 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of February 28, 2017, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of February 28, 2017, our Company's disclosure controls and procedures were not effective and do not provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of February 28, 2017 . In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of February 28, 2017, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the third quarter ended February 28, 2017 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

UpperSolution.com

DATED: April 19, 2017	By: /s/ Yousef Dasuka_____________
Yousef Dasuka
President
CEO, and Chairman of the Board

