Form 10-K
period 2017-05-31
UpperSolution.com
filed 2017-08-07
CIK 1584480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

 (Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended May 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ x ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 7, 2017 the registrant had 14,000,000 issued and outstanding shares of common stock.

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

EMPLOYEES

As of May 31, 2017, we had no employees with the company’s work being done by management.

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

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition And Results Of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with (i) our audited financial statements as of May 31, 2017 that appear elsewhere in this registration statement. This registration statement contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this discussion, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward - looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). However, as we will issue ―penny stock, as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward -looking statements contained herein to reflect future events or developments. For information regarding risk factors that could have a material adverse effect on our business, refer to the Risk Factors section of this prospectus beginning on page 4.

Results of Operations

Comparison for the Year Ended May 31, 2017 and 2016

Revenues

During the year ended May 31, 2017 and 2016 we have not generated any revenue.

Operating Expenses

The Company’s operating expenses for the year ended May 31, 2017 is $15,591 and for the year ended May 31, 2016 is $28,689. Operating expenses for the year ended May 31, 2017 consist of Professional Fees $10,500 and General Administrative expenses $5,091. Operating expenses for the year ended May 31, 2016 consists of Professional Fees $9,700 and General Administrative expenses $18,989.

Net Loss

During the year ended May 31, 2017 and 2016 the Company recognized net loss of $15,591 and $28,689.

Liquidity and Capital Resources

On May 31, 2017 we had total current assets of $$Nil and total current liabilities of $ 11,213 which consist of $2,007 in loan from shareholder and $9,206 in accounts payable. During the year ended May 31, 2016, we had total current assets of $14,935 which consist of $13,800 in cash, $1,135 in prepaid expenses and total current liabilities of $10,557 which consist of $2,007 in loan from shareholder and $8,550 in accounts payable .

Historically, we have financed our cash flow and operations from the sale of common stock and loans from related party.  Net cash provided by financing activities for the year ended May 31, 2017 was $Nil, During the year ended May 31, 2016 net cash provided by financing activities was $37,900, which consist of proceeds from issuance of common stock $37,900.

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

We have audited the accompanying balance sheets of Uppersolution.com as of May 31, 2017 and 2016, and the related statements of operations, stockholders’ equity, and cash flows for the years ended May 31, 2017 and 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uppersolution.com as of May 31, 2017 and 2016, and the results of its operations and its cash flows for the years ended then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of as May 31, 2017, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note B to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

Weinberg & Baer LLC

Baltimore, Maryland

August 2, 2017

UpperSolution.com
Balance Sheets
May 31, 2017 and 2016

	May 31, 2017	May 31, 2016

ASSETS

Current assets
Cash	—	13,800
Prepaid expenses	—	1,135
Total current assets	—	14,935
Total assets	$—	$14,935

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	9,206	8,550
Loan from shareholder	2,007	2,007
Total current liabilities	11,213	10,557
Total liabilities	11,213	10,557

Stockholders' Equity (Deficit)
Common Stock: $0.001 par value, 75,000,000 shares
authorized, 14,000,000 shares issued and
outstanding as of May 31, 2017 and 2016, respectively	14,000	14,000
Additional paid in capital	41,400	41,400
Accumulated deficit	(66,613)	(51,022)
Total stockholders' equity (Deficit)	(11,213)	4,378
Total liabilities and stockholders' equity	$—	$14,935

The accompanying notes are an integral part of these financial statements

F-2

UpperSolution.com
Statement of Operations
For the year ended May 31, 2017 and 2016

	Year ended May 31, 2017	Year ended May 31, 2016

Revenue	$—	$—

Expenses
General and administrative	5,091	18,989
Professional fees	10,500	9,700
Total expenses	15,591	28,689

Net loss	$(15,591)	$(28,689)

Basic and diluted loss per common share	$0.00	$0.00

Weighted average shares outstanding	14,000,000	13,950,150

The accompanying notes are an integral part of these financial statements

UpperSolution.com
Statement of Stockholders' Equity (Deficit)
For the years ended May 31, 2017 and 2016

					Total
			Additional	Accumulated	Stockholders'
	Common Stock		Paid in	Deficit	Equity
	Shares	Amount	Capital		(Deficit)
Balance at May 31, 2015	12,105,000	$12,105	5,395	$(22,333)	$(4,833)

Shares issued during the year	1,895,000	1,895	36,005	—	37,900
Net loss for the year ended May 31, 2016	—	—	—	(28,689)	(28,689)

Balance at May 31, 2016	14,000,000	14,000	41,400	(51,022)	4,378

Net loss for the year ended May 31, 2017	—	—	—	(15,591)	(15,591)

Balance at May 31, 2017	14,000,000	14,000	41,400	(66,613)	(11,213)

The accompanying notes are an integral part of these financial statements

UpperSolution.com
Statements of Cash Flows
For the year ended May 31, 2017 and 2016

	Year ended May 31, 2017	Year ended May 31, 2016
Cash flows from operating activities
Net loss	$(15,591)	$(28,689)
Adjustments to reconcile net income to net
cash used by operating activities
Increase (decrease) in accounts payable	656	(5,500)
(Increase) decrease in prepaid expenses	1,135	(511)
Net cash used in operating activities	(13,800)	(34,700)

Cash flows from investing activities	—	—

Cash flows from financing activities
Proceeds from issuance of common stock	—	37,900
Net cash provided by financing activities	—	37,900

Net increase(decrease) in cash and cash equivalents	(13,800)	3,200

Cash at beginning of period	13,800	10,600

Cash at end of period	$—	13,800

Supplemental cash flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

UpperSolution.com

NOTES TO UNAUDITED FINANCIAL STATEMENTS

May 31, 2017

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

Capital Stock

The Company has authorized seventy-five million (75,000,000) shares of common stock with a par value of $0.001. Currently, there were fourteen million (14,000,000) shares of common stock issued and outstanding as of May 31, 2017.

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

As of May 31, 2017, and May 31, 2016, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

As of May 31, 2017, Common shares issued and outstanding are 14,000,000.

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

The balance due to the shareholder was $2,007 as of May 31, 2017.

NOTE E – INCOME TAXES

Due to the Company’s net loss from inception on April 20, 2013 to May 31, 2017 there was no provision for income taxes recorded. As a result of the Company’s losses to date, there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded at May 31, 2017.

The components of net deferred tax assets are as follows:

Income tax provision at the federal statutory rate	35%
Effect on operating losses	(35%)
—

Changes in the net deferred tax assets consist of the following:

	May 31, 2017	May 31, 2016
Net operating loss carry forward	23,315	17,858
Valuation allowance	(23,315)	(17,858)
Net deferred tax asset	—	—

A reconciliation of income taxes computed at the statutory rate is as follows:

	May 31, 2017	May 31, 2016
Income tax (expense) benefit at statutory rate	5,457	10,041
Change in valuation allowance	(5,457)	(10,041)
Income tax expense	—	—

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

NOTE G – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after May 31, 2017 through the date of this filing. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the financial statements for year ended May 31, 2017.

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

·	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
·	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
·	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of May 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of May 31, 2017, our internal control over financial reporting was not effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

			(a)	(b)	(c)
Name and Principal Position	Year	Salary*	Bonus	Option Awards	All Other Compensation	Total Compensation
Mr. Yousef Dasuka	2017	$0	$0	$0	$0	$0
Chairman of the Board, CEO President	2016	$0	$0	$0	$0	$0

Ms. Mahmoud Dasuka	2017	$0	$0	$0	$0	$0
Secretary, Treasurer, CFO, CAO	2016	$0	$0	$0	$0	$0

Outstanding Equity Awards at May 31, 2017 Fiscal Year-End

There were no outstanding equity awards as of May 31, 2017.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table sets forth, as of May 31, 2017, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than 5 percent of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

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

(**) Percent of class is calculated on the basis of the number of shares outstanding on May 31, 2017 (14,000,000).

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

Certain Relationships and Related Transactions

On or about May 20, 2013,Mahmoud Dasuka and Yousef Dasuka each purchased 5,750,000 common share of the company’s common stock for $5,750 each or $0.001 per share. These shares were exempt from registration under Section 4(2) of the Securities Act of 1933 as there was no solicitation and both officers and directors were in possession of full information about the registrant .. As of May 31, 2017 due to shareholders is $2,007

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed during the fiscal years ended May 31, 2017 and 2016 for professional services rendered by Weinberg & Baer LLC, with respect to the audits of our 2017 and 2016 financial statements, as well as their quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods, were as follows:

	Year Ended May 31, 2017	Year Ended May 31, 2016
Audit Fees and Audit Related Fees	$9,000	$7,900
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$9,000	$7,900

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

Date: August 7, 2017	UpperSolution.com

/s/ Yousef Dasuka
Yousef Dasuka
Chairman of the Board, CEO, President

Date: August 7, 2017	UpperSolution.com

/s/ Mahmoud Dasuka
Mahmoud Dasuka
Secretary, Treasurer, CFO, CAO

