Form 10-Q
period 2017-08-31
UpperSolution.com
filed 2017-10-16
CIK 1584480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended August 31, 2017

or

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

As of October 12, 2017 the registrant had 14,000,000 issued and outstanding shares of common stock.

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

1

UpperSolution.com

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

UpperSolution.com

INDEX TO FINANCIAL STATEMENT

Unaudited Balance Sheets at August 31, 2017 and May 31, 2017	F-1

Unaudited Statements of Operations for the three months ended August 31, 2017 and 2016	F-2

Unaudited Statements of Cash Flows for the three months ended August 31, 2017 and 2016	F-3

Notes to Financial Statements (Unaudited)	F-4

3

UpperSolution.com
Balance Sheets
August 31, 2017 and May 31, 2017

	August 31, 2017	May 31, 2017
	(Unaudited)
ASSETS

Current assets
Cash	$—	$—
Total current assets	—	—
Total assets	$—	$—

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	8,206	9,206
Loan from shareholder	6,007	2,007
Total current liabilities	14,213	11,213
Total liabilities	14,213	11,213

Stockholders' Equity (Deficit)
Common Stock: $0.001 par value, 75,000,000 shares
authorized, 14,000,000 shares issued and
outstanding as of August 31, 2017 and May 31, 2017, respectively	$14,000	$14,000
Additional paid in capital	41,400	41,400
Accumulated deficit	(69,613)	(66,613)
Total stockholders' equity (Deficit)	(14,213)	(11,213)
Total liabilities and stockholders' equity	$—	$—

The accompanying notes are an integral part of these financial statements

UpperSolution.com
Statement of Operations
For the three months ended August 31, 2017 and 2016
(Unaudited)

	Three months ended August 31, 2017	Three months ended August 31, 2016

Revenue	$—	$—

Expenses
General and administrative	—	1,135
Professional fees	3,000	2,500
Total expenses	3,000	3,635

Net loss	$(3,000)	$(3,635)

Basic and diluted loss per common share	$0.00	$0.00

Weighted average shares outstanding	14,000,000	14,000,000

The accompanying notes are an integral part of these financial statements

UpperSolution.com
Statements of Cash Flows
For the three months ended August 31, 2017 and 2016
(Unaudited)

	Three months ended August 31, 2017	Three months ended August 31, 2016
Cash flows from operating activities
Net loss	$(3,000)	$(3,635)
Adjustments to reconcile net income to net
cash used by operating activities
Increase (decrease) in accounts payable	(1,000)	(4,800)
(Increase) decrease in prepaid expenses	—	1,135
Net cash used in operating activities	(4,000)	(7,300)

Cash flows from investing activities	—	—

Cash flows from financing activities
Loan from shareholder	4,000
Net cash provided by financing activities	4,000	—

Net increase(decrease) in cash and cash equivalents	—	(7,300)

Cash at beginning of period	—	13,800

Cash at end of period	$—	6,500

Supplemental cash flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

UpperSolution.com

NOTES TO UNAUDITED FINANCIAL STATEMENTS

August 31, 2017

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

Basis of Presentation

The unaudited financial statements for the period ended August 31, 2017 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission (SEC) Regulation S-X rule 8-03. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of August 31, 2017 and the results of operations and cash flows for the period then ended. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the three months ended August 31, 2017, are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending May 31, 2018. The balance sheet at May 31, 2017 has been derived from the audited financial statements at that date.

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

Capital Stock

The Company has authorized seventy-five million (75,000,000) shares of common stock with a par value of $0.001. Currently, there were fourteen million (14,000,000) shares of common stock issued and outstanding as of August 31, 2017.

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

As of August 31, 2017, and May 31, 2017, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

The Company has incurred net losses since inception on April 20, 2013 through August 31, 2017 totaling $69,613 and has negative working capital at August 31, 2017. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the Business paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

As of August 31, 2017, Common shares issued and outstanding are 14,000,000.

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

On July 02, 2017, Company received loans from a shareholder of $4,000. The loans are unsecured, non-interest bearing and due on demand.

The balance due to the shareholder was $6,007 as of August 31, 2017.

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

NOTE F – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after August 31, 2017 through the date of this filing. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the financial statements for year ended August 31, 2017.

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

Results of Operations

Comparison for the Three Months Ended August 31, 2017 and August 31, 2016

Revenues

During the three months ended August 31, 2017 and August 31, 2016 we have not generated any revenue.

Operating Expenses

The Company’s operating expenses for the three months ended August 31, 2017 is $3,000 and for the three-month ended August 31, 2016 is $3,635. Operating expenses for the three months ended August 31, 2017 consist of and Professional Fees $3,000. Operating expenses for the three months ended August 31, 2016 consists of General and Administrative expenses $1,135 and Professional Fees $2,500.

Net Loss

During the three months ended August 31, 2017 and August 31, 2016 the Company recognized net losses of $3,000 and $3,635, respectively.

Liquidity and Capital Resources

On August 31, 2017, we had total current assets of $Nil. We had total current liabilities of $14,213 which consist of $8,206 in accounts payable and $6,007 in loan from shareholder.

Historically, we have financed our cash flow and operations from the sale of common stock and loan from related party.  Net cash provided by financing activities for the three months ended August 31, 2017 was $4,000 which consists of Loan from shareholder $4,000. During the three months ended August 31, 2016 net cash provided by financing activities was $0.

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

Going Concern

We have incurred net loss since our inception on April 20, 2013 through August 31, 2017 totaling $69,613 and have completed only the preliminary stages of our business plan.  We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Accordingly, our independent auditors’ report on our financial statements for the year ended May 31, 2017 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of August 31, 2017, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of August 31, 2017, our Company's disclosure controls and procedures were not effective and do not provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of August 31, 2017 . In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of August 31, 2017, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the first quarter ended August 31, 2017 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

Item. 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

UpperSolution.com

DATED: October 12, 2017	By: /s/ Yousef Dasuka_____________
Yousef Dasuka
President
CEO, and Chairman of the Board

