Form 10-Q
period 2017-11-30
UpperSolution.com
filed 2018-03-12
CIK 1584480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to __________

Commission File Number 333-190658

UpperSolution.com
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

244 Madison Avenue, New York City, NY	10016-2817
(Address of principal executive offices)	(Zip Code)

(802) 255-4212
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  YES ☐  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ YES ☒ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES ☒ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  ☐ YES ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

14,100,000 common stock issued and outstanding as of January 19, 2018

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

UPPERSOLUTION.COM

BALANCE SHEETS

November 30, 2017 and May 31, 2017

	November 30,	May 31,
	2017	2017
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	-	9,206
Due to related parties	-	2,007
Total Current Liabilities	-	11,213

Total Liabilities	-	11,213

STOCKHOLDERS' DEFICIT
Common Stock: $0.001 par value, 75,000,000 shares authorized, 14,000,000 shares issued and outstanding as of November 30, 2017 and May 31, 2017, respectively	14,000	14,000
Additional paid-in capital	57,613	41,400
Accumulated deficit	(71,613)	(66,613)
Total Stockholders' Deficit	-	(11,213)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

UPPERSOLUTION.COM

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2017 AND 2016

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	November 30,		November 30,
	2017	2016	2017	2016

Revenues	$-	$-	$-	$-

Operating Expenses
General and administration	-	1,466	-	2,601
Professional	2,000	2,000	5,000	4,500
Total operating expenses	2,000	3,466	5,000	7,101

Net loss from operations	(2,000)	(3,466)	(5,000)	(7,101)

Net loss before taxes	(2,000)	(3,466)	(5,000)	(7,101)
Provision for income taxes		-	-	-
Net loss	$(2,000)	$(3,466)	$(5,000)	$(7,101)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	14,000,000	14,000,000	14,000,000	14,000,000

The accompanying notes are an integral part of these unaudited financial statements.

UPPERSOLUTION.COM

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2017 AND 2016

(Unaudited)

	For the Six Months Ended
	November 30,
	2017	2016

Cash Flows from Operating Activities:
Net loss	$(5,000)	$(7,101)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(9,206)	(300)
Prepaid expenses	-	(2,399)
Net Cash Used in Operating Activities	(14,206)	(9,800)

Cash Flows from Financing Activities:
Previous shareholder loan	14,206	-
Net Cash Provided By Financing Activities	14,206	-

Net Increase (decrease) in Cash and Cash Equivalents	-	(9,800)
Cash and Cash Equivalents, beginning of period	-	13,800
Cash and Cash Equivalents, end of period	$-	$4,000

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Disclosure:
Forgiveness of debt by previous related party to contributed capital	$16,213	$-

The accompanying notes are an integral part of these unaudited financial statements.

UPPERSOLUTION.COM

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2017

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

The unaudited financial statements for the period ended November 30, 2017 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission (SEC) Regulation S-X rule 8-03. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of November 30, 2017 and the results of operations and cash flows for the period then ended. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the six months ended November 30, 2017, are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending May 31, 2018. The balance sheet at May 31, 2017 has been derived from the audited financial statements at that date.

Organization, Nature of Business and Trade Name

UpperSolution.com (the Company) was incorporated in the State of Nevada on April 20, 2013 with the principal business objective of creating an independent and unbiased mobile app that enables consumers to find the best cellular rate plan for their need and getting real-time notifications when a new cellular plan is available.

The Company’s activities are subject to significant risks and uncertainties including failing to secure additional funding to operationalize the Company’s apps before another company develops similar apps.

On January 10, 2018, the Company acquired 100% of the outstanding common shares of Analog Nest Technologies, Inc. in exchange for 100,000 common shares of the Company. Analog Nest Technologies, Inc. is a mobile application Company.

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

Capital Stock

The Company has authorized seventy-five million (75,000,000) shares of common stock with a par value of $0.001. Currently, there were fourteen million (14,000,000) shares of common stock issued and outstanding as of November 30, 2017.

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

As of November 30, 2017, and May 31, 2017, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

NOTE 2 – GOING CONCERN

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

The Company has incurred net losses since inception on April 20, 2013 through November 30, 2017 totaling $71,613. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the Business paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

NOTE 3 – COMMON STOCK

On or about May 20, 2013, Mahmoud Dasuka and Yousef Dasuka, former majority shareholders of the Company, each purchased 5,750,000 common share of the company’s common stock for $5,750 each at $0.001 per share.

During the month of May 2015, the Company issued 605,000 common shares for $12,100 in cash at an issue price of $0.02.

During the month of June 2015, the Company issued 1,500,000 common shares for $30,000 in cash at an issue price of $0.02.

During the month of July 2015, the Company issued 395,000 common shares for $7,900 in cash at an issue price of $0.02.

As of November 30, 2017, Common shares issued and outstanding are 14,000,000.

On October 18, 2017, the former majority shareholders of the Company agreed to sell 11,500,000 common shares in a private transaction.

NOTE 4 – RELATED PARTY TRANSACTIONS

On or about May 20, 2013, former directors of the company Mahmoud Dasuka and Yousef Dasuka, former majority shareholder of the Company, each purchased 5,750,000 common share of the company’s common stock for $5,750 each at $0.001 per share.

On March 16, 2014, Company received loans from former directors of $207. On July 18, 2014, Company received loans from former directors of $1,800. On July 2, 2017, Company received loans from former directors of $4,000. The loans are unsecured, non-interest bearing and due on demand.

During this period, the Company’s Former President and Director, paid $14,206 for operating expenses payment in behalf of the Company. The loans are unsecured, non-interest bearing and due on demand.

On October 20, 2017, there was a change in control of the Company. And, the former director of the Company forgave all related party loans to the Company in a total of $16,213. This will be reflected an increase in Additional-Paid-In-Capital in the financial statements.

The balance due to the shareholders was $0 and $2,007 as of November 30, 2017, and May 31, 2017.

NOTE 5 – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after November 30, 2017 through the date of this filing. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the financial statements for year ended November 30, 2017, other than those described below.

On January 10, 2018, the Company, Analog Nest Technologies, Inc., and the shareholders of Analog Nest Technologies, Inc. closed a transaction pursuant to that certain Share Exchange Agreement (the "Share Exchange Agreement"), whereby the Company acquired 100% of the outstanding shares of common stock of Analog Nest (the "Analog Nest Stock") from the Analog Nest Shareholders. In exchange for the Analog Nest Stock the Company issued 100,000 shares of its common stock. The Company’s Director and Chief Executive Officer held all of the shares of Analog Nest Technologies, Inc. at the time of the transaction.

Analog Nest was incorporated in the State of Nevada on September 8, 2017 and is a mobile application company focused on utility/entertainment apps for Google’s Android and Apple’s iOS platforms.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

Unless otherwise specified in this quarterly report, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to shares of our common stock.

As used in this quarterly report, the terms “we”, “us”, “our company”, mean UpperSolution.com, a Nevada corporation and our wholly-owned subsidiary Analog Nest Technologies, Inc, a Nevada corporation, unless otherwise indicated.

Overview

UpperSolution.com (the Company) was incorporated in the State of Nevada on April 20, 2013 with the principal business objective of creating an independent and unbiased mobile app that enables consumers to find the best cellular rate plan for their need and getting real-time notifications when a new cellular plan is available.

On January 10, 2018, the company, Analog Nest Technologies, Inc. (“Analog Nest”) and the shareholders of Analog (the "Analog Nest Shareholders") closed a transaction pursuant a share exchange agreement dated January 10, 2018, whereby Analog Nest Technologies, Inc. acquired 100% of the outstanding shares of common stock of Analog Nest (the "Analog Nest Stock") from the Analog Nest Shareholders. In exchange for the Analog Nest Stock our company issued 100,000 shares of our common stock to the Analog Nest Shareholders.

Analog Nest was incorporated in the State of Nevada on September 8, 2017 as a mobile application (“app”) company focused on utility/entertainment apps for Google’s Android and Apple’s iOS platforms. In December 2017, Analog Nest acquired the following apps: Old Fart Booth, Old Fart Booth Pro, Ugly Face Booth, Ugly Santa Booth, Baldy – Bald Photo Booth, Fatty – Make Funny Fat Faces, Slender Man Scary Prank, Anime Booth, Anime Booth Free, Minecart Mayhem, Pimp My Pet, Pimp My Dog, Cavity Detector – Scary Prank, Mustacher, Alex From Target, A Farm Animal Salon, Mustacher Pro, Pimp My Cat, and Animal Dress Up Salon.

Product Lines

Analog Nest operates primarily in the computer/software applications industry and specifically in the development of Android and iOS apps for mobile devices. In the past five years the number of total apps on the Google Play Store has increased from around 200,000 in 2011 to around 1.6 million in 2015 and currently about 2 million apps in the Apple’s App store as well. The Google Play Store and Apple’s App Store are generally referred to herein as an “App Store”.

We have not declared bankruptcy, been involved in receivership or any similar proceeding.

Our office is located at 244 Madison Avenue, New York, NY 10016-2817 and our telephone number is (802) 255-4212. We do not own any property.

Results of Operations

The following discussion of our financial condition and results of operation for the period ended November 30, 2017 and 2016 and the years ended May 31, 2017 and 2016 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report on Form 8-K.

Three months ending November 30, 2017 compared to three months ending November 30, 2016:

	Three Months Ended
	November 30, 2017	November 30, 2016	Change
Revenue	$-	$-	$-

Operating expense	2,000	3,466	(1,466)
Other expense	-	-	-
Provision for income taxes	-	-	-
Net loss	$(2,000)	$(3,466)	$1,466

Revenue

Net revenues totaled $0 for the three months ended November 30, 2017, and $0 for the three months ended November 30, 2016.

Operating expense

General and administrative expenses totaled $2,000 for the three months ended November 30, 2017, a decrease of $1,466, compared to 2016. Operating expenses for three months ended November 30, 2017 included general and administrative expenses of $0, and professional fees of $2,000, respectively. Operating expenses for three months ended November 30, 2016 included general and administrative expenses of $1,466, and professional fees of $2,000, respectively.

Net income

Net loss totaled $2,000 for the three months ended November 30, 2017, an increase from net loss of $3,466, compared to 2016, primarily as the result of a decrease in operating expense of $1,466.

Six months ending November 30, 2017 compared to Six months ending November 30, 2016:

	Six Months Ended
	November 30, 2017	November 30, 2016	Change
Revenue	$-	$-	$-

Operating expense	5,000	7,101	(2,101)
Other expense	-	-	-
Provision for income taxes	-	-	-
Net loss	$(5,000)	$(7,101)	$2,101

Revenue

Net revenues totaled $0 for the six months ended November 30, 2017, an increase of $0 compared to 2016.

Operating expense

General and administrative expenses totaled $5,000 for the six months ended November 30, 2017, a decrease of $2,101, compared to 2016. Operating expenses for six months ended November 30, 2017 included general and administrative expenses of $0, and professional fees of $5,000, respectively. Operating expenses for six months ended November 30, 2016 included general and administrative expenses of $2,601, and professional fees of $4,500, respectively.

Net income

Net loss totaled $5,000 for the six months ended November 30, 2017, an increase from net loss of $7,101, compared to 2016, primarily as the result of a decrease in general and administrative expense.

Liquidity and Capital Resources

Working Capital

	November 30, 2017	May 31, 2017	Change
Cash
Current Assets	$-	$-	$-
Current Liabilities	$-	$11,213	$(11,213)
Working Capital (deficiency)	$-	$(11,213)	$(11,213)

The change in working capital deficiency during the period ended November 30, 2017 was a result of a decrease in accounts payable and accrued liabilities of $9,206, decrease in due to related parties of $2,007.

Cash Flows

	Six Months Ended
	November 30, 2017	November 30, 2016
Cash Flows Provided by (Used in) Operating Activities	$(14,206)	$(9,800)
Cash Flows Used in Investing Activities	-	-
Cash Flows Provided by Financing Activities	14,206	-
Net Decrease in Cash During Period	$-	$(9,800)

Cash Flow from Operating Activities

During the six months ended November 30, 2017, our company used $14,206 in cash from operating activities, compared to $9,800 cash used in operating activities during the six months ended November 30, 2016. The cash used from operating activities for the six months ended November 30, 2017 was attributed to net loss of $5,000, and decrease in accounts payable and accrued liabilities of $9,206.

Cash Flow from Investing Activities

There were no investing activities for the six months ended November 30, 2017, or 2016.

Cash Flow from Financing Activities

During the six months ended November 30, 2017 our company received $14,206 from financing activities compared to $0 used in financing activities during the six months ended November 30, 2016. The cash flow for financing activities for the six months ended November 30, 2017, was a result of previous shareholder loans of $14,206.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Going Concern

We have incurred net loss since our inception on April 20, 2013 through November 30, 2017 totaling $71,613 and have completed only the preliminary stages of our business plan.  We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Accordingly, our independent auditors’ report on our financial statements for the year ended May 31, 2017 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

Recently Issued Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation Of Disclosure Controls And Procedures

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of November 30, 2017, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, our President (our Principal Executive Officer and Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of August 31, 2017, our company's disclosure controls and procedures were not effective and do not provide reasonable assurance that material information related to our company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

Management's Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of our company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our company's assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of November 30, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of November 30, 2017, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

This quarterly report does not include an attestation report of our company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our company's independent registered public accounting firm pursuant to rules of the SEC that permit our company to provide only management's report in this annual report.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended November 30, 2017 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UpperSolution.com
(Registrant)

Dated: March 12, 2018	/s/ Kevin So
Kevin So
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

