Form 10-Q
period 2018-02-28
UpperSolution.com
filed 2018-04-23
CIK 1584480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 333-190658

UpperSolution.com
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

244 Madison Avenue, New York City, NY	10016-2817
(Address of principal executive offices)	(Zip Code)

(802) 255-4212

(Registrant’s telephone number, including area code)

____________________________________________________________

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

14,100,000 common stock issued and outstanding as of April 20, 2018

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

UPPERSOLUTION.COM

BALANCE SHEETS

February 28, 2018 and May 31, 2017

(Unaudited)

	February 28,	May 31,
	2018	2017
ASSETS
Current Assets
Accounts receivable	2,471	-
Total Current Assets	2,471	-

Total Assets	$2,471	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	-	9,206
Due to related parties	38,614	2,007
Total Current Liabilities	38,614	11,213

Total Liabilities	38,614	11,213

STOCKHOLDERS’ DEFICIT
Common Stock: $0.001 par value, 75,000,000 shares authorized, 14,100,000 shares issued and outstanding as of February 28, 2018 and May 31, 2017, respectively	14,100	14,000
Additional paid-in capital	57,513	41,400
Accumulated deficit	(107,756)	(66,613)
Total Stockholders’ Deficit	(36,143)	(11,213)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,471	$-

The accompanying notes are an integral part of these unaudited financial statements.

UPPERSOLUTION.COM

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2018 AND 2017

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	February 28,		February 28,
	2018	2017	2018	2017

Revenues	$5,834	$-	$5,834	$-
Cost of Goods Sold	3,363	-	3,363	-
Gross Profit	2,471	-	2,471	-

Operating Expenses
General and administration	554	1,230	554	3,831
Professional	3,060	2,000	8,060	6,500
Impairment	35,000	-	35,000	-
Total operating expenses	38,614	3,230	43,614	10,331

Net loss from operations	(36,143)	(3,230)	(41,143)	(10,331)

Net loss before taxes	(36,143)	(3,230)	(41,143)	(10,331)
Provision for income taxes		-	-	-
Net loss	$(36,143)	$(3,230)	$(41,143)	$(10,331)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	14,055,556	14,000,000	14,018,248	14,000,000

The accompanying notes are an integral part of these unaudited financial statements.

UPPERSOLUTION.COM

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2018 AND 2017

(Unaudited)

	For the Nine Months Ended
	February 28,
	2018	2017

Cash Flows from Operating Activities:
Net loss	$(41,143)	$(10,331)
Changes in operating assets and liabilities:
Accounts receivable	(2,471)
Marketable securities	-
Accounts payable and accrued liabilities	(9,206)	(300)
Prepaid expenses	-	(1,169)
Net Cash Used in Operating Activities	(52,820)	(11,800)

Cash Flows from Financing Activities:
Issuance of common shares for acquisition	100	-
Due to shareholder	52,720	-
Net Cash Provided By Financing Activities	52,820	-

Net Increase (decrease) in Cash and Cash Equivalents	-	(11,800)
Cash and Cash Equivalents, beginning of period	-	13,800
Cash and Cash Equivalents, end of period	$-	$2,000

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Disclosure:
Forgiveness of debt by previous related party to contributed capital	$16,213	$-

The accompanying notes are an integral part of these unaudited financial statements.

UPPERSOLUTION.COM

NOTES TO THE FINANCIAL STATEMENTS

February 28, 2017

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

Basis of Presentation

The unaudited financial statements for the period ended February 28, 2018, 2018 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission (SEC) Regulation S-X rule 8-03. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of February 28, 2018 and the results of operations and cash flows for the period then ended. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the nine months ended February 28, 2018, are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending May 31, 2018. The balance sheet at May 31, 2017 has been derived from the audited financial statements at that date.

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

On January 10, 2018, the Company, Analog Nest Technologies, Inc., and the shareholders of Analog Nest Technologies, Inc. closed a transaction pursuant to that certain Share Exchange Agreement (the “Share Exchange Agreement”), whereby the Company acquired 100% of the outstanding shares of common stock of Analog Nest (the “Analog Nest Stock”) from the Analog Nest Shareholders. In exchange for the Analog Nest Stock the Company issued 100,000 shares of its common stock. The Company’s Director and Chief Executive Officer held all of the shares of Analog Nest Technologies, Inc. at the time of the transaction.

Analog Nest was incorporated in the State is a mobile application company focused on utility/entertainment apps for Google’s Android and Apple’s iOS platforms.

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

Capital Stock

The Company has authorized seventy-five million (75,000,000) shares of common stock with a par value of $0.001. Currently, there were fourteen million (14,100,000) shares of common stock issued and outstanding as of February 28, 2018.

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

Recently Issued Accounting Pronouncements

Per the Company’s review of the recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC, the Company notes no pronouncements that have a material impact on the Company’s financial statements.

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with ASC 605,”Revenue Recognition.” The Company recognizes revenue from services only when all of the following criteria have been met:

i)	Persuasive evidence for an agreement exists;
ii)	Service has been provided;
iii)	The fee is fixed or determinable; and,
iv)	Collection is reasonably assured.

The Company’s mobile application sales are derived from advertising revenues, and in-app purchases. Revenue related to multi-media downloads is fully recognized when the above criteria are met. The revenue is recognized on a net basis.

Accounts Receivable

The Company records accounts receivable in accordance with ASC 310, “Receivables.” Receivables consist of mobile application sales that have been made, but cash has not yet been received from a third party. The terms of receivables are typically 30 days after sale. As of February 28, 2018, and Mary 31, 2016, amounts of $2,471 and $0 were recorded as accounts receivable.

Goodwill and Intangible Assets

We account for goodwill in accordance with ASC 350 ”Intangibles-Goodwill and Other” (“ASC 350”). ASC 350 requires that goodwill with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. In addition, ASC 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units; assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates.

During the period ended February 28, 2018, we determined that the carrying value of the intangible assets exceeded its fair value at the measurement date, requiring step two in the impairment test process. The fair value of the intangible assets was determined primarily using an income approach based on the present value of discounted cash flows. We determined the implied fair value of the intangible assets was substantially below the carrying value of goodwill. Accordingly, we recognized an impairment loss of $35,000, which resulted in intangible assets value of $0 as of February 28, 2018.

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

As of February 28, 2018, and May 31, 2017, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

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

The Company has incurred net losses since inception on April 20, 2013 through February 28, 2018 totaling $107,756 and has negative working capital at February 28, 2018. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the Business paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

In the past year, the Company funded operations by using cash proceeds received through related party proceeds. For the coming year, the Company plans to continue to fund the Company through related party issuances, debt and securities sales and issuances until the company generates enough revenues through the operations as stated above.

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

As of February 28, 2018, Common shares issued and outstanding are 14,100,000.

On October 18, 2017, the former majority shareholders of the Company agreed to sell 11,500,000 common shares to a company controlled by the current Director and Chief Executive officer of the Company.

On January 10, 2018, the Company issued 100,000 common shares for the acquisition of intangible assets of $35,000. The 100,000 common shares were issued to a related party.

NOTE 4 – RELATED PARTY TRANSACTIONS

On or about May 20, 2013, directors of the company Mahmoud Dasuka and Yousef Dasuka, former majority shareholder of the Company, each purchased 5,750,000 common share of the company’s common stock for $5,750 each at $0.001 per share.

On March 16, 2014, Company received loans from a shareholder of $207. The loans are unsecured, non-interest bearing and due on demand.

On July 18, 2014, Company received loans from a shareholder of $1,800. The loans are unsecured, non-interest bearing and due on demand.

On July 2, 2017, Company received loans from a shareholder of $4,000. The loans were unsecured, non-interest bearing and due on demand.

On October 20, 2017, there was a change in control of the Company. As a result, amounts of $6,007 that were previously recorded as due to related parties, have been recorded as additional paid in capital as the amounts were forgiven upon the change in control of the Company. In addition, $8,206 of accounts payable was settled by the previous ownership group and recorded as additional paid in capital, per the terms of the purchase agreement.

On January 10, 2018, the shareholders provided $35,000 to the Company for the acquisition of intangible assets.

The balance due to the shareholders was $38,614 and $2,007 as of February 28, 2018, and May 31, 2017.

NOTE 5 – PROFESSIONAL FEES

During the nine months ended February 28, 2018, and 2017, the Company incurred $8,060 and $6,500 of professional fees, primarily related to accounting fees.

NOTE 6– COMMITMENTS AND CONTINGENCIES

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations. For the period ending February 28, 2018, no litigation matters were noted.

NOTE 7 – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after February 28, 2018 through the date of this filing. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the financial statements for the period ended February 28, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Overview

UpperSolution.com was incorporated in the State of Nevada on April 20, 2013 with the principal business objective of creating an independent and unbiased mobile app that enables consumers to find the best cellular rate plan for their need and getting real-time notifications when a new cellular plan is available.

On January 10, 2018, our company, Analog Nest Technologies, Inc. (“Analog Nest”) and the shareholders of Analog (the “Analog Nest Shareholders”) closed a transaction pursuant a share exchange agreement dated January 10, 2018, whereby our company acquired 100% of the outstanding shares of common stock of Analog Nest (the “Analog Nest Stock”) from the Analog Nest Shareholders. In exchange for the Analog Nest Stock our company issued 100,000 shares of our common stock to the Analog Nest Shareholders.

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

Results of Operations

The following discussion of our financial condition and results of operation for the period ended February 28, 2018 and 2017 and the years ended May 31, 2017 and 2016 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report on Form 8-K.

Three months ending February 28, 2018 compared to three months ending February 28, 2017:

	Three Months Ended
	February 28, 2018	February 28, 2017	Change
Revenue	$5,834	$-	$5,834
Cost of Goods Sold	3,363	-	3,363
Operating expense	38,614	3,230	35,384
Net loss	$(36,143)	$(3,230)	$(32,913)

Revenue

Revenues totaled $5,834 for the three months ended February 28, 2018, an increase of $5,834 compared to 2017. The increase was primarily a result of revenues from mobile application sales.

Operating expense

Operating expenses for three months ended February 28, 2018 included general and administrative expenses of $554, and professional fees of $3,060, respectively. In addition, the Company recorded $35,000 impairment on intangible assets during the three months ended February 28, 2018. Operating expenses for three months ended February 28, 2017 included general and administrative expenses of $1,230, and professional fees of $2,000, respectively.

Net income

Net loss totaled $36,143 for the three months ended February 28, 2018, compared to a net loss for the three months ended February 28, 2017 of $3,230.

Nine months ending February 28, 2018 compared to Nine months ending February 28, 2017:

	Nine Months Ended
	February 28, 2018	February 28, 2017	Change
Revenue	$5,834	$-	$5,834
Cost of Goods Sold	3,363	-	3,363
Operating expense	43,614	10,331	33,283
Net loss	$(41,143)	$(10,331)	$(30,812)

Revenue

Revenues totaled $5,834 for the nine months ended February 28, 2018, an increase of $5,834 compared to 2017. The increase was primarily a result of revenues from mobile application sales.

Operating expense

Operating expenses for nine months ended February 28, 2018 included general and administrative expenses of $554, and professional fees of $8,060, respectively. In addition, the Company recorded $35,000 impairment on intangible assets during the nine months ended February 28, 2018. Operating expenses for nine months ended February 28, 2017 included general and administrative expenses of $3,831, and professional fees of $6,500, respectively.

Net income

Net loss totaled $41,143 for the nine months ended February 28, 2018, compared to a net loss for the nine months ended February 28, 2017 of $10,331.

Liquidity and Capital Resources

Working Capital

	February 28, 2018	May 31, 2017	Change
Current Assets	$2,471	$-	$2,471
Current Liabilities	$38,614	$11,213	$27,401
Working Capital (deficiency)	$(36,143	$(11,213)	$24,930

The change in working capital deficiency during the period ended February 28, 2018 was primarily a result of increases of due to related party amounts, offset by an increase of accounts receivable of $2,471.

Cash Flows

	Nine Months Ended
	February 28, 2018	February 28, 2017
Cash Flows Provided by (Used in) Operating Activities	$(52,820)	$(11,800)
Cash Flows Used in Investing Activities	-	-
Cash Flows Provided by Financing Activities	52,820	-
Net Decrease in Cash During Period	$-	$(11,800)

Cash Flow from Operating Activities

During the nine months ended February 28, 2018, our company used $52,820 in cash from operating activities, compared to $11,800 cash used in operating activities during the nine months ended February 28, 2017. The cash used from operating activities for the nine months ended February 28, 2018 was attributed to a net loss of $41,143, increase in accounts receivable of $2,471 and a decrease in accounts payable of $9,206.

Cash Flow from Investing Activities

There were no cash flows from investing activities for the nine months ended February 28, 2018, or 2018.

Cash Flow from Financing Activities

During the nine months ended February 28, 2018 our company received $52,820 from financing activities compared to $Nil provided by financing activities during the nine months ended February 28, 2017. The cash flow for financing activities for the nine months ended February 28, 2018, was a result of issuance of common shares for acquisition of $100, and due to shareholder of $52,720.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Going Concern

We have incurred net loss since our inception on April 20, 2013 through February 28, 2018 totaling $107,756 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors’ report on our financial statements for the year ended May 31, 2017 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Item 4. Controls and Procedures

Evaluation Of Disclosure Controls And Procedures

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of February 28, 2018, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, our President (our Principal Executive Officer and Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of February 28, 2018, our company’s disclosure controls and procedures were not effective and do not provide reasonable assurance that material information related to our company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

Management’s Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of our company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of February 28, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of February 28, 2018, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

This quarterly report does not include an attestation report of our company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s independent registered public accounting firm pursuant to rules of the SEC that permit our company to provide only management’s report in this quarterly report.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended February 28, 2018 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

_________

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UpperSolution.com
(Registrant)

Dated: April 23, 2018	/s/ Kevin So
Kevin So
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

