Form 10-K
period 2018-05-31
UpperSolution.com
filed 2018-11-08
CIK 1584480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2018

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 333-190658

UpperSolution.com
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

244 Madison Avenue, New York City, NY	10016-2817
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (802) 255-4212

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on November 30, 2017, was $3,750,000 based on a $1.50 average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

14,000,000 common shares as of October 19, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our company”, mean UpperSolution.com, a Nevada corporation and our wholly-owned subsidiary Analog Nest Technologies, Inc, a Nevada corporation, unless otherwise indicated.

General Overview

UpperSolution.com was incorporated in the State of Nevada on April 20, 2013 with the principal business objective of creating an independent and unbiased mobile app that enables consumers to find the best cellular rate plan for their need and getting real-time notifications when a new cellular plan is available.

On January 10, 2018, our company, Analog Nest Technologies, Inc. (“Analog Nest”) and the shareholders of Analog (the “Analog Nest Shareholders”) closed a transaction pursuant to a share exchange agreement dated January 10, 2018, whereby our company acquired 100% of the outstanding shares of common stock of Analog Nest (the “Analog Nest Stock”) from the Analog Nest Shareholders. In exchange for the Analog Nest Stock our company issued 100,000 shares of our common stock to the Analog Nest Shareholders.

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

Our Current Business

We are in the business of the creation and development of utility/entertainment apps for Google’s Android and Apple’s iOS platforms, through our wholly owned subsidiary, Analog Nest.

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

Analog Nest generates revenue from selling certain apps in the App Stores and from displaying advertisements in certain applications. Approximately eighty percent (80%) of Analog Nest revenue is generated from the sales of Apps and the remaining revenue comes for advertising.

Market Opportunity

With the mobile market still booming, there are billions of mobile devices for which we can offer Apps. Given this large number of available devices, even the smallest App ideas have the potential to generate millions of downloads for its developer.

Competitive Strengths

We believe that the Apps have a solid reputation in the App Stores - some Apps are within the top 1,000 of their categories in the US and also top 10,000 out of all apps on the Google Play Store. We believe that our Apps are for most part unique with solid source codes. Many of the other apps on the market are copycat apps, as opposed to a majority of Analog Nest Apps which are original and unique in their region. We attempt to distinguish the Apps by providing prompt customer services.

Customers and Marketing

Analog Nest has an aggregate of approximately nine million downloads of its Apps from users around the globe, with the US taking the majority of that share.

So far no specific marketing for our Apps has been done. Due to the high ranking and ratings of the Apps, the optimized app store app descriptions, the user's acquisition is done either directly through play store search or via deep linking from within the other Apps in the portfolio. Having a large portfolio of Apps helps drive more downloads, since each App can serve ads for the other Apps on the portfolio.

With the introduction of Google’s Universal app campaigns a new marketing opportunity has been given to the app vendors to better target audiences through the Google Ad network in an efficient and cost effective way.

Using Google’s Universal app campaigns, the goal is to target 1 million new installs or downloads in the next 12 months. To achieve this number of installs a marketing budget of at least $100,000 USD will be required to generate a lot of installs on a cost per install (CPI) basis.

Competition

The app industry is highly competitive, with low barriers to entry and we expect more companies to enter the sector and a wider range of apps to be introduced. In addition, we have limited experience in developing apps for mobile and other platforms and our ability to succeed on those platforms is uncertain. As we continue to devote resources to developing apps for those platforms, we will face significant competition from established companies and new-comers.

Regulatory Matters

Google and Apple are responsible for regulating their respective app stores. Their stringent rules and guidelines make it so that app developers are mostly shielded from government regulatory bodies as each app goes through a manual approval process before being published on the store. If Google or Apple believe that such app could be in breach of any laws, they simply do not approve it.

Government Regulation

We are subject to a variety of laws in the United States and abroad, including laws regarding consumer protection, intellectual property, export and national security, that are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the United States. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted or the content provided by users.

Employees

Other than our directors and officers, who provide their services to our company and independent consultants, we have no full time employees.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

Our address principal executive office is located at 244 Madison Avenue, New York, NY 10016-2817.

Item 3. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party and which would reasonably be likely to have a material adverse effect on our company. To date, our company has never been involved in litigation, as either a party or a witness, nor has our company been involved in any legal proceedings commenced by any regulatory agency against our company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted on the OTC Markets under the symbol “URSL.” The following quotations, obtained from Stockwatch, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The following table reflects the high and low bid information for our common stock obtained from Nasdaq and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets
Quarter Ended	High	Low
May 31, 2018	5.20	0.495
February 28, 2018	4.00	1.50
November 31, 2017	5,000.01	0.50
August 31, 2017	5,000.01	5,000.01

May 31, 2017	5,000.01	5,000.01
February 28, 2017	5,000.01	5,000.01
November 31, 2016	5,000.01	5,000.01
August 31, 2016	10,000	0.02

Our shares are issued in registered form. Action Stock Transfer, 2469 E. Fort Union Blvd, Suite 214, Salt Lake City UT 84121 (Telephone: (801) 274-1088; Facsimile: (801) 274-1099 is the registrar and transfer agent for our common shares.

On October 19, 2018, the shareholders’ list showed 2 registered shareholders with 14,000,000 common shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended May 31, 2018 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended May 31, 2018.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended May 31, 2018.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 6 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations - Years Ended May 31, 2018 and 2017

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the years ended May 31, 2018 and 2017, which are included herein.

Our operating results for the year ended May 31, 2018 and 2017, and the changes between those periods for the respective items are summarized as follows:

	For the Year Ended
	May 31,
	2018	2017	Change
Revenue	$6,759	$-	$6,759
Cost of Goods Sold	3,363	-	3,363
Operating Expenses			-
General and administrative expenses	1,009	5,091	(4,082)
Professional fees	19,130	10,500	8,630
Impairment	35,000	-	35,000
Net Loss	$(51,743)	$(15,591)	$(36,152)

Revenues totaled $6,759 for the year ended May 31, 2018, an increase of $6,759 compared to 2017. The increase was primarily a result of revenues from mobile application sales.

Operating expenses for the year ended May 31, 2018 and May 31, 2017 were $55,139 and $15,591 respectively. The increase in operating expenses was primarily due to an impairment loss of intangible assets.

Net loss was $51,743 for year ended May 31, 2018 and $15,591 for the year ended May 31, 2017.

Liquidity and Capital

	May 31,	May 31,
	2018	2017
Current Assets	$3,396	$-
Current Liabilities	$50,139	$11,213
Working Capital	$(46,743)	$(11,213)

	For the Year Ended
	May 31,
	2018	2017
Cash Flows used in Operating Activities	$(14,629)	$(13,800)
Cash Flows used in Investing Activities	(35,000)	-
Cash Flows from Financing Activities	49,629	-
Net change in Cash During Period	$-	$(13,800)

As of May 31, 2018, we had a working capital deficit of $46,743 compared to a working capital deficit of $11,213 as of May 31, 2017. As of May 31, 2018, we had current assets of $3,396 (2017 – $0) and current liabilities of $50,139 (2017 – $11,213). The Increase in a working capital deficit is primarily due to an increase in due to related parties.

Cash Flows from Operating Activities

For the year ended May 31, 2018, net cash flows used in operating activities was $14,629 consisting of a net loss of $51,743 and was offset by impairment of $35,000 and a change in operating assets and liabilities of $2,114. For the year ended May 31, 2017, net cash flows used in operating activities was $13,800 consisting of a net loss of $15,591 and was offset by change in operating assets and liabilities of $1,791.

Cash Flows Used in Investing Activities

For the years ended May 31, 2018 and 2017, we used $35,000 for an acquisition of intangible assets and $0 of cash in investing activities, respectively.

Cash Flows from Financing Activities

For the year ended May 31, 2018, and the May 31, 2017, we received $49,629 from loans from shareholder and $0 from financing activities, respectively.

Liquidity and Capital Resources

Our cash balance at May 31, 2018 was $0, with $50,139 in outstanding current liabilities, consisting of $6,510 in accounts payable and accrued liabilities and $43,629 in due to related parties. We estimate total expenditures over the next 12 months are expected to be approximately $50,000.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in managements’ estimates or assumptions could have a material impact on our financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. Our financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on our company's financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

UpperSolution.com

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of UpperSolution.com

Opinion on the Financial Statements

We have audited the accompanying balance sheets of UpperSolution.com (the "Company") as of May 31, 2018 and 2017, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2018

Lakewood, CO

November 5, 2018

UPPERSOLUTION.COM

BALANCE SHEETS

	May 31,	May 31,
	2018	2017
ASSETS
Current Assets
Accounts receivable	3,396	-
Total Current Assets	3,396	-

Total Assets	$3,396	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	6,510	9,206
Due to related parties	43,629	2,007
Total Current Liabilities	50,139	11,213

Total Liabilities	50,139	11,213

STOCKHOLDERS' DEFICIT
Common Stock: $0.001 par value, 75,000,000 shares authorized, 14,100,000 and 14,000,000 shares issued and outstanding as of May 31, 2018 and 2017, respectively	14,100	14,000
Additional paid-in capital	57,513	41,400
Accumulated deficit	(118,356)	(66,613)
Total Stockholders' Deficit	(46,743)	(11,213)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,396	$-

The accompanying notes are an integral part of these financial statements.

UPPERSOLUTION.COM

STATEMENTS OF OPERATIONS

	For the Year Ended
	May 31,
	2018	2017

Revenues	$6,759	$-
Cost of Goods Sold	3,363	-
Gross Profit	3,396	-

Operating Expenses
General and administration	1,009	5,091
Professional	19,130	10,500
Impairment	35,000	-
Total operating expenses	55,139	15,591

Net loss from operations	(51,743)	(15,591)

Net loss before taxes	(51,743)	(15,591)
Provision for income taxes	-	-
Net loss	$(51,743)	$(15,591)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	14,038,904	14,000,000

The accompanying notes are an integral part of these financial statements.

UPPERSOLUTION.COM

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional
	Common stock		paid-in	Accumulated
	Shares	Amount	capital	Deficit	Total

Balance, May 31, 2016	14,000,000	$14,000	$41,400	$(51,022)	$4,378
Net loss for the period	-	-	-	(15,591)	(15,591)
Balance, May 31, 2017	14,000,000	$14,000	$41,400	$(66,613)	$(11,213)
Forgiveness of loans with previous related party	-	-	16,213	-	16,213
Common shares issued for acquisition	100,000	100	(100)	-	-
Net loss for the period	-	-	-	(51,743)	(51,743)
Balance, May 31, 2018	14,100,000	$14,100	$57,513	$(118,356)	$(46,743)

The accompanying notes are an integral part of these financial statements.

UPPERSOLUTION.COM

STATEMENTS OF CASH FLOWS

	For the Year Ended
	May 31,
	2018	2017

Cash Flows from Operating Activities:
Net loss	$(51,743)	$(15,591)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss	35,000	-
Changes in operating assets and liabilities:
Accounts receivable	(3,396)	-
Accounts payable and accrued liabilities	5,510	656
Prepaid expenses	-	1,135
Net Cash Used in Operating Activities	(14,629)	(13,800)

Cash Flows from Investing Activities:
Acquisition of intangible assets	(35,000)	-
Net Cash Used in Investing Activities	(35,000)	-

Cash Flows from Financing Activities:
Due to shareholder	49,629	-
Net Cash Provided By Financing Activities	49,629	-

Net Increase (decrease) in Cash and Cash Equivalents	-	(13,800)
Cash and Cash Equivalents, beginning of period	-	13,800
Cash and Cash Equivalents, end of period	$-	$-

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Disclosure:
Forgiveness of debt by previous related party to contributed capital	$16,213	$-
Issuance of common shares for acquisition	$100	$-

The accompanying notes are an integral part of these financial statements.

UPPERSOLUTION.COM

NOTES TO THE FINANCIAL STATEMENTS

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

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Financial Statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“GAAP”) and presented in US dollars. The fiscal year end is May 31.

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

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with ASC 605,"Revenue Recognition." The Company recognizes revenue from services only when all of the following criteria have been met:

i)	Persuasive evidence for an agreement exists;
ii)	Service has been provided;
iii)	The fee is fixed or determinable; and,
iv)	Collection is reasonably assured.

The Company’s mobile application sales are derived from advertising revenues, and in-app purchases. Revenue related to multi-media downloads is fully recognized when the above criteria are met. The revenue is recognized on a net basis.

Accounts Receivable

The Company records accounts receivable in accordance with ASC 310, “Receivables.” Receivables consist of mobile application sales that have been made, but cash has not yet been received from a third party. The terms of receivables are typically 30 days after sale. As of May 31, 2018 and 2017, amounts of $3,396 and $0 were recorded as accounts receivable.

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

During the period ended May 31, 2018, we determined that the carrying value of the intangible assets exceeded its fair value at the measurement date, requiring step two in the impairment test process. The fair value of the intangible assets was determined primarily using an income approach based on the present value of discounted cash flows. We determined the implied fair value of the intangible assets was substantially below the carrying value of goodwill. Accordingly, we recognized an impairment loss of $35,000, which resulted in intangible assets value of $0 as of May 31, 2018.

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

As of May 31, 2018, and 2017, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

The Company has incurred net losses since inception on April 20, 2013 through May 31, 2018 totaling $118,356 and has negative working capital at May 31, 2018. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the Business paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

As of May 31, 2018 and 2017, 14,100,000 and 14,000,000 shares of common stock were issued and outstanding, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

On July 2, 2017, the Company received loans from a former shareholder of $4,000. The loans were unsecured, non-interest bearing and due on demand.

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

During the year ended May 31, 2018, the Company received loans from a shareholder of $10,629 to pay the operating expenses and $2,000 was forgiven and recorded as additional paid in capital. The loans were unsecured, non-interest bearing and due on demand.

The balance due to the shareholders was $43,629 and $2,007 as of May 31, 2018 and 2017.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations. For the period ending May 31, 2018, no litigation matters were noted.

NOTE 6 – INCOME TAXES

Due to the Company’s net loss from inception on April 20, 2013 to May 31, 2017 there was no provision for income taxes recorded. As a result of the Company’s losses to date, there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded at May 31, 2018.

The components of net deferred tax assets are as follows:

Income tax provision at the federal statutory rate	21%
Effect on operating losses	(21%)
-

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has completed the accounting for the effects of the Act during the year ended May 31, 2018. The Company’s financial statements for the year ended May 31, 2018 reflect certain effects of the Act which includes a reduction in the corporate tax rate from 35% to 21% as well as other changes.

Changes in the net deferred tax assets consist of the following:

	May 31, 2018	May 31, 2017
Net operating loss carry forward	$27,031	$23,515
Effect of change in the statutory rate	(10,812)
Valuation allowance	(16,219)	(23,515)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate is as follows:

	May 31, 2018	May 31, 2017
Income tax (expense) benefit at statutory rate	$3,516	$3,274
Change in valuation allowance	(3,516)	(3,274)
Income tax expense	$-	$-

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

NOTE 7 – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after May 31, 2018 through the date of this filing. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the financial statements for the period ended May 31, 2018.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

From February 6, 2018 through April 10, 2018, PLS CPAs ("PLS"), was the independent registered public accounting firm of our company. On April 10, 2018, we notified PLS we were terminating it as our independent certifying accountant.

PLS has not provided our company with an audit report, however, none of our previous audit reports, in particular the audit reports for the fiscal years ended May 31, 2017 and May 31, 2016, contained any adverse opinion or disclaimer of opinion, nor were qualified or modified as to uncertainty, audit scope, or accounting principles, except for a going concern qualification on the Company's financial statements for the fiscal years ended May 31, 2017 and 2016.

From February 6, 2018 to April 10, 2018, there were no disagreements (as defined in Item 304 of Regulation S-K) with PLS on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PLS would have caused it to make reference in connection with its opinion to the subject matter of the disagreement. Further, during the period of February 6, 2018 to April 10, 2018, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

On February 6, 2018, we dismissed Weinberg & Baer LLC ("Weinberg") as our company’s independent principal accountant to audit the Company’s financial statements. The decision to change accountants was approved by our board of directors. Our company does not have a standing Audit Committee.

Our company's independent principal accountant's report on the financial statements for each of the past two years did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles, with the exception that:

(i) the report dated August 2, 2017 contained the following explanatory paragraph: "The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of as May 31, 2017, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note B to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty"; and

(ii) the report dated August 21, 2016 contained the following explanatory paragraph: "The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of as May 31, 2016, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note B to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

During our company’s two most recent fiscal years and the subsequent interim periods preceding our dismissal of Weinberg, there were: (i) no disagreements with Weinberg on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Weinberg, would have caused it to make reference to the subject matter of the disagreements in its reports on the consolidated financial statements of the Company; and (ii) no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

Evaluation Of Disclosure Controls And Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer (our chief executive officer), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

Management's Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for our company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our chief executive officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of May 31, 2018, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company's internal control over financial reporting as of evaluation date and identified the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation Of Duties: We have an inadequate number of personnel to properly implement control procedures.

Lack Of Audit Committee & Outside Directors On The Company's Board Of Directors: We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our chief executive officer, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes In Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended May 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Mark Kevin So	Chief Executive Officer, President, Secretary and Director	28	January 10, 2018

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Mark Kevin So – President, Chief Executive Officer, Secretary and Director

Mr. So has been involved in the e-commerce scene in the starting with his first job as an online marketing officer at Organica Nutraceuticals in 2009. Since then he has gone on to other positions similarly related to e-commerce such as Marketing manager with SadoTech, culminating with his last position at BIGMK Ecommerce Inc as their assistant VP of E-commerce operations since 2014. Mr. So obtained his Masters in Information Technology at AMA University, Makati, Philippines in 2014.

Our company believes that Mr. So's professional background experience gives him the qualifications and skills necessary to serve as a director and officer of our company.

Employment Agreements

We have no formal employment agreements with any of our directors or officers.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, our executive officers and directors and persons who own more than 10% of a registered class of our equity securities are not subject to the beneficial ownership reporting requirements of Section 16(1) of the Exchange Act.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended May 31, 2018. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Colorado Revised Statutes and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of May 31, 2018, we did not effect any material changes to the procedures by which our shareholders August recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they August do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a standing audit committee as we currently have limited working capital and minimal revenues. Should we be able to raise sufficient funding to execute our business plan, we will form an audit, compensation committee and other applicable committees utilizing our directors’ expertise.

Audit Committee Financial Expert

Currently our audit committee consists of our entire board of directors. We do not currently have a director who is qualified to act as the head of the audit committee.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended May 31, 2018 and 2017; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2018 and 2017, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Mark Kevin So(1) President,	2018	-	-	-	-	-	-	-	-
CEO, Secretary and Director	2017	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Yousef Dasuka(2) Former	2018	-	-	-	-	-	-	-	-
President, CEO and Director	2017	-	-	-	-	-	-	-	-

Mahmoud Dasuka(3) Former	2018	-	-	-	-	-	-	-	-
Treasurer, Secretary and Director	2017	-	-	-	-	-	-	-	-

(1)	Mark Kevin So was appointed President, Chief Financial Officer, Secretary and Director on January 10, 2018.

(2)	Yousef Dauksa was appointed President, CEO and Director on April 20, 2013 and resigned all positions on January 10, 2018

(3)	Mahmoud Dasuka was appointed Secretary, Treasurer and Director on April 20, 2013and resigned all positions on January 10, 2018.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Grants of Plan-Based Awards

During the fiscal year ended May 31, 2018 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended May 31, 2018 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of October 19 , 2018, certain information with respect to the beneficial ownership of our common and preferred shares by each shareholder known by us to be the beneficial owner of more than 5% of our common and preferred shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common and preferred stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common and preferred stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)(2)(3)(4)(5)(6)
Kevin So 244 Madison Avenue, New York, NY 10016-2817	Nil	Nil
Directors and Executive Officers as a Group	Nil	Nil
Evershine Holdings Limited(1) Global Gateway 9 Rue de la Perle Providence, Mahe Seychelles	11,500,000 Common	82.1%
5% shareholders as a group	11,500,000 Common	82.1%

(1)	Evershine Holdings Limited is controlled by Mr. Paul Gonzalez, who may therefore be deemed the beneficial owner of the shares registered in the name of Evershine Holdings Limited.

_________________

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 19, 2018. As of October 19, 2018 there were 14,000,000 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended May 31, 2018, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with one director, consisting of Kevin So. We have determined that none of our directors is an independent director, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended May 31, 2018 and for fiscal year ended May 31, 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	May 31, 2018	May 31, 2017
Audit Fees	$9,700	$9,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$9,700	$9,000

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements

(1) Financial statements for our company are listed in the index under Item 8 of this document.

(2) All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

Exhibit Number	Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

UPPERSOLUTION.COM.
(Registrant)

Dated: November 8, 2018	/s/ Kevin So
Kevin So
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 8, 2018	/s/ Kevin So
Kevin So
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

