Form 10-Q
period 2018-08-31
UpperSolution.com
filed 2018-11-28
CIK 1584480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2018

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to_____________

Commission File Number 333-190658

UpperSolution.com
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

244 Madison Avenue, New York City, NY	10016-2817
(Address of principal executive offices)	(Zip Code)

(802) 255-4212

(Registrant’s telephone number, including area code)

_____________________________________________________________

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

14,100,000 common stock issued and outstanding as of November 15, 2018

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

UPPERSOLUTION.COM

BALANCE SHEETS

(Unaudited)

	August 31,	May 31,
	2018	2018
ASSETS
Current Assets
Accounts receivable	$3,730	$3,396
Total Current Assets	3,730	3,396

Total Assets	$3,730	$3,396

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$9,099	$6,510
Due to related parties	50,289	43,629
Total Current Liabilities	59,388	50,139

Total Liabilities	59,388	50,139

STOCKHOLDERS' DEFICIT
Common Stock: $0.001 par value, 75,000,000 shares authorized, 14,100,000 shares issued and outstanding as of August 31, 2018 and May 31, 2018	14,100	14,100
Additional paid-in capital	57,513	57,513
Accumulated deficit	(127,271)	(118,356)
Total Stockholders' Deficit	(55,658)	(46,743)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,730	$3,396

The accompanying notes are an integral part of these unaudited financial statements.

UPPERSOLUTION.COM

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	August 31,
	2018	2017

Revenues	$334	$-
Cost of Goods Sold	-	-
Gross Profit	334	-

Operating Expenses
General and administration	450	-
Professional	8,799	3,000
Total operating expenses	9,249	3,000

Net loss from operations	(8,915)	(3,000)

Net loss before taxes	(8,915)	(3,000)
Provision for income taxes	-	-
Net loss	$(8,915)	$(3,000)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	14,100,000	14,000,000

The accompanying notes are an integral part of these unaudited financial statements.

UPPERSOLUTION.COM

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	August 31,
	2018	2017

Cash Flows from Operating Activities:
Net loss	$(8,915)	$(3,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(334)	-
Accounts payable	2,589	(1,000)
Net Cash Used in Operating Activities	(6,660)	(4,000)

Cash Flows from Financing Activities:
Due to shareholder	6,660	4,000
Net Cash Provided by Financing Activities	6,660	4,000

Net Change in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents, beginning of period	-	-
Cash and Cash Equivalents, end of period	$-	$-

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

UPPERSOLUTION.COM

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2018

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.

In the opinion of the company’s management, the accompanying unaudited interim financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the company as of August 31, 2018 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended August 31, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the company’s Annual Report on Form 10-K for the year ended May 31, 2018 filed with the SEC on November 8, 2018.

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

Revenue Recognition

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company recognizes revenue from the sale of products and services in accordance with ASC 606,”Revenue Recognition”. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;

•	identify the performance obligations in the contract;

•	determine the transaction price;

•	allocate the transaction price to performance obligations in the contract; and

•	recognize revenue as the performance obligation is satisfied.

The Company’s mobile application sales are derived from advertising revenues, and in-app purchases. Revenue related to multi-media downloads is fully recognized when the above criteria are met. The revenue is recognized on a net basis.

Accounts Receivable

The Company records accounts receivable in accordance with ASC 310, “Receivables.” Receivables consist of mobile application sales that have been made, but cash has not yet been received from a third party. The terms of receivables are typically 30 days after sale. As of August 31, 2018, and Mary 31, 2018, the Company had no valuation allowance for doubtful accounts for the Company’s accounts receivable and recorded no bad debt expense.

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

The Company has incurred net losses since inception on April 20, 2013 through August 31, 2018 totaling $127,271 and has negative working capital at August 31, 2018. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the Business paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

NOTE 3 – COMMON STOCK

During the three months ended August 31, 2018, there were no issuances of common stock.

As of August 31, 2018 and May 31, 2018, common shares issued and outstanding are 14,100,000.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three months ended August 31, 2018, the Company received loans from a shareholder of $6,660 and $4,000, respectively.

The balance due to the shareholders was $50,289 and $43,629 as of August 31, 2018, and May 31, 2018. The loans were unsecured, non-interest bearing and due on demand.

NOTE 5– COMMITMENTS AND CONTINGENCIES

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations. For the period ended August 31, 2018, no litigation matters were noted.

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

Results of Operations

The following discussion of our financial condition and results of operation for the period ended August 31, 2018 and 2017 and the years ended May 31, 2018 and 2017 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report on Form 10-Q.

Three months ending August 31, 2018 compared to three months ending August 31, 2017:

	For the Three Months Ended
	August 31,
	2018	2017	Change
Revenue	$334	$-	$334
Operating Expenses			-
General and administrative expenses	450	-	450
Professional fees	8,799	3,000	5,799
Net Loss	$(8,915)	$(3,000)	$(5,915)

Revenue

Revenues totaled $334 for the three months ended August 31, 2018, an increase of $334 compared to 2017. The increase was primarily a result of revenues from mobile application sales.

Operating expense

Operating expenses for three months ended August 31, 2018 included general and administrative expenses of $450, and professional fees of $8,799, respectively. Operating expenses for three months ended August 31, 2017 included professional fees of $3,000.

Net income

Net loss totaled $8,915 for the three months ended August 31, 2018, compared to a net loss for the three months ended August 31, 2017 of $3,000.

Liquidity and Capital Resources

Working Capital

	August 31,	May 31,
	2018	2018
Current Assets	$3,730	$3,396
Current Liabilities	$59,388	$50,139
Working Capital Deficiency	$(55,658)	$(46,743)

The change in working capital deficiency during the period ended August 31, 2018 was a result of increases of due to related parties and accounts payable, offset by an increase of accounts receivable.

Cash Flows

	For the Three Months Ended
	August 31,
	2018	2017
Cash Flows used in Operating Activities	$(6,660)	$(4,000)
Cash Flows used in Investing Activities	-	-
Cash Flows from Financing Activities	6,660	4,000
Net change in Cash During Period	$-	$-

Cash Flow from Operating Activities

During the three months ended August 31, 2018, our company used $6,660 in cash from operating activities, compared to $4,000 cash used in operating activities during the three months ended August 31, 2017. The cash used from operating activities for the three months ended August 31, 2018 was attributed to a net loss of $8,915, increase in accounts receivable of $334 and accounts payable of $2,589.

Cash Flow from Investing Activities

There were no cash flows from investing activities for the three months ended August 31, 2018, or 2018.

Cash Flow from Financing Activities

During the three months ended August 31, 2018 our company received $6,660 loan from related parties compared to $4,000 loan from related parties during the three months ended August 31, 2017.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Going Concern

We have incurred net loss since our inception on April 20, 2013 through August 31, 2018 totaling $127,271 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors’ report on our financial statements for the year ended May 31, 2017 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Item 4. Controls and Procedures

Evaluation Of Disclosure Controls And Procedures

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of August 31, 2018, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, our President (our Principal Executive Officer and Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of August 31, 2018, our company’s disclosure controls and procedures were not effective and do not provide reasonable assurance that material information related to our company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of August 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of August 31, 2018, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended August 31, 2018 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

__________

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPPERSOLUTION.COM
(Registrant)

Dated: November 28, 2018	/s/ Kevin So
Kevin So
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

