Form 10-Q
period 2019-02-28
UpperSolution.com
filed 2019-04-19
CIK 1584480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2019

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ YES    ☒ NO

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ YES    ☒ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

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

14,100,000 common stock issued and outstanding as of April 19, 2019

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

UPPERSOLUTION.COM

BALANCE SHEETS

(Unaudited)

	February 28,	May 31,
	2019	2018
ASSETS
Current Assets
Accounts receivable from discontinued operation	$-	$3,396
Total Current Assets	-	3,396

Total Assets	$-	$3,396

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$600	$6,510
Due to related parties	78,259	43,629
Total Current Liabilities	78,859	50,139

Total Liabilities	78,859	50,139

STOCKHOLDERS’ DEFICIT
Common Stock: $0.001 par value, 75,000,000 shares authorized, 14,100,000 shares issued and outstanding as of February 28, 2019 and May 31, 2018	14,100	14,100
Additional paid-in capital	57,513	57,513
Accumulated deficit	(150,472)	(118,356)
Total Stockholders’ Deficit	(78,859)	(46,743)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$3,396

The accompanying notes are an integral part of these unaudited financial statements.

UPPERSOLUTION.COM

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	February 28,		February 28,
	2019	2018	2019	2018

Revenues	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-

Operating Expenses
General and administration	450	554	1,350	554
Professional	4,799	3,060	27,370	8,060
Total operating expenses	5,249	3,614	28,720	8,614

Net loss from operations	(5,249)	(3,614)	(28,720)	(8,614)

Net loss before taxes	(5,249)	(3,614)	(28,720)	(8,614)
Provision for income taxes		-	-	-
Loss from Continued Operations	(5,249)	(3,614)	(28,720)	(8,614)

Discontinued operations
Loss from discontinued operations	(3,951)	(32,529)	(3,396)	(32,529)
Loss from Discontinued Operations, Net of Tax Benefits	(3,951)	(32,529)	(3,396)	(32,529)

Net loss	$(9,200)	$(36,143)	$(32,116)	$(41,143)

Net Loss Per Common Share – Basic and Diluted
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	14,100,000	14,055,556	14,100,000	14,018,248

The accompanying notes are an integral part of these unaudited financial statements.

UPPERSOLUTION.COM

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

			Additional
	Common stock		paid-in	Accumulated
	Shares	Amount	capital	Deficit	Total

Balance, May 31, 2018	14,100,000	$14,100	$57,513	$(118,356)	$(46,743)
Net loss for the period	-	-	-	(8,915)	(8,915)
Balance, August 31, 2018	14,100,000	14,100	57,513	(127,271)	(55,658)
Net loss for the period	-	-	-	(14,001)	(14,001)
Balance, November 30, 2018	14,100,000	14,100	57,513	(141,272)	(69,659)
Net loss for the period	-	-	-	(9,200)	(9,200)
Balance, February 28, 2019	14,100,000	$14,100	$57,513	$(150,472)	$(78,859)

			Additional
	Common stock		paid-in	Accumulated
	Shares	Amount	capital	Deficit	Total

Balance, May 31, 2017	14,000,000	$14,000	$41,400	$(66,613)	$(11,213)
Net loss for the period	-	-	-	(3,000)	(3,000)
Balance, August 31, 2017	14,000,000	14,000	41,400	(69,613)	(14,213)
Net loss for the period	-	-	-	(2,000)	(2,000)
Balance, November 30, 2017	14,000,000	14,000	41,400	(71,613)	(16,213)
Forgiveness of loans with previous related party	-	-	16,213	-	16,213
Common shares issued for acquisition	100,000	100	(100)	-	-
Net loss for the period	-	-	-	(36,143)	(36,143)
Balance, February 28, 2018	14,100,000	$14,100	$57,513	$(107,756)	$(36,143)

The accompanying notes are an integral part of these unaudited financial statements.

UPPERSOLUTION.COM

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	February 28,
	2019	2018

Cash Flows from Operating Activities:
Net loss	$(32,116)	$(41,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt	3,951	-
Changes in operating assets and liabilities:
Accounts receivable	(555)	(2,471)
Accounts payable	(5,910)	(9,206)
Net Cash Used in Operating Activities	(34,630)	(52,820)

Cash Flows from Financing Activities:
Issuance of common shares for acquisition	-	100
Due to related party	34,630	52,720
Net Cash Provided by Financing Activities	34,630	52,820

Net Change in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents, beginning of period	-	-
Cash and Cash Equivalents, end of period	$-	$-

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Disclosure:
Forgiveness of debt by previous related party to contributed capital	$-	$16,213

The accompanying notes are an integral part of these unaudited financial statements.

UPPERSOLUTION.COM

NOTES TO THE FINANCIAL STATEMENTS

February 28, 2019

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

In the opinion of the company’s management, the accompanying unaudited interim financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the company as of February 28, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended February 28, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the company’s Annual Report on Form 10-K for the year ended May 31, 2018 filed with the SEC on November 8, 2018.

Organization, Nature of Business and Trade Name

UpperSolution.com (the Company) was incorporated in the State of Nevada on April 20, 2013 with the principal business objective of creating an independent and unbiased mobile app that enables consumers to find the best cellular rate plan for their need and getting real-time notifications when a new cellular plan is available.

The Company’s activities are subject to significant risks and uncertainties including failing to secure additional funding to operationalize the Company’s future business plans.

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

Disposal of business

On December 1, 2018, the Company disposed of its mobile application company subsidiary, Analog Nest Technologies, Inc.

The company is currently evaluating future business opportunities.

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

Accounts Receivable

The Company records accounts receivable in accordance with ASC 310, “Receivables.” Receivables consist of mobile application sales that have been made, but cash has not yet been received from a third party. The terms of receivables are typically 30 days after sale. During the nine months ended February 28, 2019, the Company recorded bad debt of $3,951. As of February 28, 2019, and Mary 31, 2018, the Company had no valuation allowance for doubtful accounts for the Company’s accounts receivable and recorded no bad debt expense.

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

The Company has incurred net losses since inception on April 20, 2013 through February 28, 2019 totaling $150,472 and has negative working capital at February 28, 2019. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the Business paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

NOTE 3 – COMMON STOCK

During the nine months ended February 28, 2019, there were no issuances of common stock.

As of February 28, 2019 and May 31, 2018, common shares issued and outstanding are 14,100,000.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the nine months ended February 28, 2019 and 2017, the Company received loans from a shareholder of $34,630 and $52,720, respectively.

The balance due to the shareholders was $78,259 and $43,629 as of February 28, 2019, and May 31, 2018. The loans were unsecured, non-interest bearing and due on demand.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations. For the period ended February 28, 2019, no litigation matters were noted.

NOTE 6 – DISCONTINUED OPERATIONS

During the nine months ended February 28, 2019, the Company disposed of its subsidiary that focused on online mobile applications. The change of the business qualified as a discontinued operation of the Company and accordingly, the Company has excluded results of the operations from its Consolidated Statements of Operations to present this business in discontinued operations.

The following table shows the results of operations which are included in the loss from discontinued operations:

	For the Three Months Ended		For the Nine Months Ended
	February 28,		February 28,
	2019	2018	2019	2018

Revenues	$-	$5,834	$555	$5,834
Cost of Goods Sold	-	3,363	-	3,363
Gross Profit	-	2,471	555	2,471

Operating Expenses
General and administration	3,951	-	3,951	-
Impairment	-	35,000	-	35,000
Total operating expenses	3,951	35,000	3,951	35,000

Net loss from operations	(3,951)	(32,529)	(3,396)	(32,529)
Provision for income taxes		-	-	-
Loss from discontinued operations	$(3,951)	$(32,529)	$(3,396)	$(32,529)

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated potential subsequent events through the date the financial statements were issued. Based on our evaluation no events have occurred that require disclosure.

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

Our office is located at 244 Madison Avenue, New York, NY 10016-2817 and our telephone number is (802) 255-4212. We do not own any property and we do not have a corporate website.

Results of Operations

The following discussion of our financial condition and results of operation for the period ended February 28, 2019 and 2018 and the years ended May 31, 2018 and 2017 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report on Form 8-K.

Three months ending February 28, 2019 compared to three months ending February 28, 2018:

	Three Months Ended
	February 28,
	2019	2018	Change
Revenue	$-	$-	$-
Operating Expenses
General and administrative expenses	450	554	(104)
Professional fees	4,799	3,060	1,739
Loss from discontinued operations	(3,951)	(32,529)	28,578
Net Loss	$(9,200)	$(36,143)	$26,943

Revenue

We have not generated any revenues for the three months ended February 28, 2019 and 2018.

Operating expense

Operating expenses for three months ended February 28, 2019 included general and administrative expenses of $450, and professional fees of $4,799, respectively. Operating expenses for three months ended February 28, 2018 included general and administrative expenses of $554, and professional fees of $3,060, respectively.

Loss from discontinued operations

On December 1, 2018, the Company disposed of its mobile application company subsidiary, Analog Nest Technologies, Inc. During the three months ended February 28, 2019 and 2018, the Company recorded loss from discontinued operations of $3,951 and $32,529, respectively.

Net income

Net loss totaled $9,200 for the three months ended February 28, 2019, compared to a net loss for the three months ended February 28, 2018 of $36,143.

Nine months ending February 28, 2019 compared to Nine months ending February 28, 2018:

	For the Nine Months Ended
	February 28,
	2019	2018	Change
Revenue	$-	$-	$-
Operating Expenses
General and administrative expenses	1,350	554	796
Professional fees	27,370	8,060	19,310
Loss from discontinued operations	(3,396)	(32,529)	29,133
Net Loss	$(32,116)	$(41,143)	$9,027

Revenue

We have not generated any revenues for the nine months ended February 28, 2019 and 2018.

Operating expense

Operating expenses for nine months ended February 28, 2019 included general and administrative expenses of $1,350, and professional fees of $554, respectively. Operating expenses for nine months ended February 28, 2018 included general and administrative expenses of $554, and professional fees of $8,060, respectively.

Loss from discontinued operations

On December 1, 2018, the Company disposed of its mobile application company subsidiary, Analog Nest Technologies, Inc. During the nine months ended February 28, 2019 and 2018, the Company recorded loss from discontinued operations of $3,951 and $32,529, respectively.

Net income

Net loss totaled $32,116 for the nine months ended February 28, 2019, compared to a net loss for the nine months ended February 28, 2018 of $41,143.

Liquidity and Capital Resources

Working Capital

	February 28,	May 31,
	2019	2018	Change
Current Assets	$-	$3,396	(3,396)
Current Liabilities	$78,859	$50,139	28,720
Working Capital Deficiency	$(78,859)	$(46,743)	(32,116)

The change in working capital deficiency during the period ended February 28, 2019 was primarily a result of an increase of due to related party amounts and a decrease in accounts receivable.

Cash Flows

	For the Nine Months Ended
	February 28,
	2019	2018
Cash Flows used in Operating Activities	$(34,630)	$(52,820)
Cash Flows used in Investing Activities	-	-
Cash Flows from Financing Activities	34,630	52,820
Net change in Cash During Period	$-	$-

Cash Flow from Operating Activities

During the nine months ended February 28, 2019, our company used $34,630 in cash from operating activities, compared to $52,820 cash used in operating activities during the nine months ended February 28, 2018. The cash used from operating activities for the nine months ended February 28, 2019 was attributed to a net loss of $32,116, offset by bad debt of $3,951, an increase in accounts receivable of $555 and a decrease in accounts payable of $5,910.

Cash Flow from Investing Activities

There were no cash flows from investing activities for the nine months ended February 28, 2019, or 2018.

Cash Flow from Financing Activities

During the nine months ended February 28, 2019 our company received $34,630 from financing activities compared to $52,820 provided by financing activities during the nine months ended February 28, 2018. The cash flow for financing activities for the nine months ended February 28, 2019, was a result of due to shareholder of $34,630.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Going Concern

We have incurred net loss since our inception on April 20, 2013 through February 28, 2019 totaling $150,472 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors’ report on our financial statements for the year ended May 31, 2018 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Item 4. Controls and Procedures

Evaluation Of Disclosure Controls And Procedures

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of February 28, 2019, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, our President (our Principal Executive Officer and Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of February 28, 2019, our company’s disclosure controls and procedures were not effective and do not provide reasonable assurance that material information related to our company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of February 28, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of February 28, 2019, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended February 28, 2019 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

_______

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPPERSOLUTION.COM
(Registrant)

Dated: April 19, 2019	/s/ Kevin So
Kevin So
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

