Form 10-K
period 2019-05-31
Startech Labs, Inc.
filed 2019-08-21
CIK 1584480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 333-190658

Startech Labs, Inc.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

244 Madison Avenue, New York City, NY	10016-2817
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (802) 255-4212

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on November 30, 2018, was $1,398,605 based on a $0.999 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (calculated on a post-split basis).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

148,433 shares of common stock as of August 15, 2019.

FORWARD-LOOKING STATEMENTS

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

Our consolidated unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report.

Unless otherwise specified in this annual report, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to shares of our common stock.

As used in this annual report, the terms “we”, “us”, “our” and “our company” mean Startech Labs, Inc. a Nevada corporate and our wholly-owned subsidiary, Analog Nest Technologies, Inc. a Nevada corporation, unless otherwise indicated.

PART I

ITEM 1. BUSINESS

OVERVIEW

We were incorporated in the State of Nevada on April 20, 2013 under the name UpperSolution.com with the principal business objective of creating an independent and unbiased mobile app that enables consumers to find the best cellular rate plan for their need and getting real-time notifications when a new cellular plan is available.

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

On June 26, 2019, a majority of our stockholders and our board of directors approved a change of name of our company to “Startech Labs, Inc.” and a reverse stock split of our issued and outstanding shares of common stock on a ninety-five (95) old for one (1) new basis. The name change and reverse stock split became effective on July 17, 2019.

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

So far no specific marketing for our Apps has been done. Due to the high ranking and ratings of the Apps, the optimized app store app descriptions, the user’s acquisition is done either directly through play store search or via deep linking from within the other Apps in the portfolio. Having a large portfolio of Apps helps drive more downloads, since each App can serve ads for the other Apps on the portfolio.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Our address principal executive office is located at 244 Madison Avenue, New York, NY 10016-2817..

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is a limited public market for our common shares. Our common shares are listed for quotation on the Pink sheets of the OTC Markets under the trading symbol “URSL”. Trading in stocks quoted on the Pink Sheets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.

Pink Sheet securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Pink Sheet securities transactions are conducted through a telephone and computer network connecting dealers in stocks. Pink Sheet issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Holders

As of August 15, 2019, we had 3 shareholders of record of our common stock with 148,433 shares of common stock outstanding.

Dividends

We have not paid any cash dividends to our shareholders. The declaration of any future cash dividends is at the discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Equity Compensation Plans

Our company has not adopted any equity compensation plans and does not anticipate adopting any equity compensation plans in the near future. Notwithstanding the foregoing, because the company has limited cash resources at this time, it may issue shares or options to or enter into obligations that are convertible into shares of common stock with its employees and consultants as payment for services or as discretionary bonuses.

Recent Sales of unregistered securities

None.

Issuer Purchases of Equity Securities

There were no repurchases of common stock for the year ended May 31, 2019.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “management believes” and similar language. Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this current report on Form 10-K are forward-looking statements that involve risks and uncertainties. The factors listed in the section captioned “Risk Factors,” as well as any cautionary language in this current report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those projected. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this current report on Form 10-K.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations - Years Ended May 31, 2019 and 2018

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the years ended May 31, 2019 and 2018, which are included herein.

Our operating results for the year ended May 31, 2019 and 2018, and the changes between those periods for the respective items are summarized as follows:

	For the Year Ended
	May 31,
	2019	2018	Change
Revenue	$-	$-	$-
Operating Expenses
General and administrative expenses	1,800	1,009	791
Professional fees	33,667	19,130	14,537
Loss from continued operations	(35,467)	(20,139)	(15,328)
Loss from discontinued operations	(3,396)	(31,604)	28,208
Net Loss	$(38,863)	$(51,743)	$12,880

Revenue

We have not generated any revenues for the year ended May 31, 2019 and May 31, 2018.

Operating expense

Operating expenses for year ended May 31, 2019 included general and administrative expenses of $1,800, and professional fees of $33,667, respectively. Operating expenses for year ended May 31, 2018 included general and administrative expenses of $1,009, and professional fees of $19,130, respectively.

Loss from continued operations

For the year ended May 31, 2019, our company incurred loss from continued operations of $35,467, compared to $20,139 incurred during the year ended May 31, 2018. The increase in loss from continued operations was mainly attributed to the increase in professional fees incurred during the year ended May 31, 2019.

Loss from discontinued operations

On December 1, 2018, our company disposed of its mobile application company subsidiary, Analog Nest Technologies, Inc. During the year ended May 31, 2019 and 2018, our company recorded loss from discontinued operations of $3,396 and $31,604, respectively.

Net loss

Net loss totaled $38,863 for the year ended May 31, 2019, compared to a net loss for the year ended May 31, 2018 of $51,743.

Liquidity and Capital Resources

Working Capital

	May 31,	May 31,
	2019	2018	Change
Current Assets	$-	$3,396	(3,396)
Current Liabilities	$85,606	$50,139	35,467
Working Capital Deficiency	$(85,606)	$(46,743)	(38,863)

The change in working capital deficiency during the year ended May 31, 2019 was primarily a result of an increase of due to related party amounts and a decrease in accounts receivable.

	For the Year Ended
	May 31,
	2019	2018
Cash Flows used in Operating Activities	$(38,230)	$(14,629)
Cash Flows used in Investing Activities	-	(35,000)
Cash Flows from Financing Activities	38,230	49,629
Net Change in Cash and Cash Equivalents	$-	$-

Cash Flows

Cash Flow from Operating Activities

During the year ended May 31, 2019, our company used $38,230 in cash from operating activities, compared to $14,629 cash used in operating activities during the year ended May 31, 2018.

The cash used from operating activities for the year ended May 31, 2019 was attributed to a net loss of $38,863, increased by a decrease in accounts receivable of $555 and a decrease in accounts payable and accrued liabilities of $2,763 and was offset by bad debt of $3,951

The cash used from operating activities for the year ended May 31, 2018 was attributed to a net loss of $51,743, increased by a decrease in accounts receivable of $3,396 and was offset by impairment loss of $35,000 and an increase in accounts payable and accrued liabilities of $5,510.

Cash Flow from Investing Activities

During the year ended May 31, 2019, our company did not use any cash in investing activities.

During the year ended May 31, 2018, the cash used in investing activities was $35,000 from the acquisition of intangible assets.

Cash Flow from Financing Activities

During the year ended May 31, 2019 our company received $38,230 from financing activities compared to $49,629 provided by financing activities during the year ended May 31, 2018.

During the year ended May 31, 2019, our company received loans from a shareholder of $38,230 to pay the operating expenses.

During the year ended May 31, 2018, our company received $49,629 from financing activities which includes loans from a shareholder of $10,629 to pay the operating expenses, a loan from a shareholder of $35,000 for the acquisition of intangible assets and a loan from a former shareholder of $4,000.

Liquidity and Capital Resources

Our cash balance at May 31, 2019 was $NIL with $85,606 in outstanding current liabilities, consisting of $3,747 in accounts payable and accrued liabilities and $81,859 in due to related parties. We estimate total expenditures over the next 12 months are expected to be approximately $50,000.

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

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on our company’s financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Startech Labs, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Startech Labs, Inc. (the "Company") as of May 31, 2019 and 2018, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s minimal activities raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2018

Lakewood, CO

August 19, 2019

STARTECH LABS, INC.

(formerly UPPERSOLUTION.COM)

BALANCE SHEETS

	May 31,	May 31,
	2019	2018
ASSETS
Current Assets
Accounts receivable from discontinued operation	$-	$3,396
Total Current Assets	-	3,396

Total Assets	$-	$3,396

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$3,747	$6,510
Due to related parties	81,859	43,629
Total Current Liabilities	85,606	50,139

Total Liabilities	85,606	50,139

STOCKHOLDERS’ DEFICIT
Common Stock: $0.001 par value, 75,000,000 shares authorized, 148,433 shares issued and outstanding as of May 31, 2019 and 2018	148	148
Additional paid-in capital	71,465	71,465
Accumulated deficit	(157,219)	(118,356)
Total Stockholders’ Deficit	(85,606)	(46,743)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$3,396

The accompanying notes are an integral part of these audited financial statements.

STARTECH LABS, INC.

(formerly UPPERSOLUTION.COM)

STATEMENTS OF OPERATIONS

	For the Year Ended
	May 31,
	2019	2018

Revenues	$-	$-
Cost of Goods Sold	-	-
Gross Profit	-	-

Operating Expenses
General and administration	1,800	1,009
Professional	33,667	19,130
Total operating expenses	35,467	20,139

Net loss from operations	(35,467)	(20,139)

Net loss before taxes	(35,467)	(20,139)
Provision for income taxes	-	-
Loss from Continued Operations	(35,467)	(20,139)

Discontinued operations
Loss from discontinued operations	(3,396)	(31,604)
Loss from Discontinued Operations, Net of Tax Benefits	(3,396)	(31,604)

Net loss	$(38,863)	$(51,743)

Net Loss Per Common Share – Basic and Diluted
Continuing operations	$(0.24)	$(0.14)
Discontinued operations	$(0.02)	$(0.21)
Net loss	$(0.26)	$(0.35)

Weighted Average Common Shares Outstanding	148,433	147,790

The accompanying notes are an integral part of these audited financial statements.

STARTECH LABS, INC.

(formerly UPPERSOLUTION.COM)

STATEMENT OF STOCKHOLDERS’ DEFICIT

			Additional
	Common stock		paid-in	Accumulated
	Shares	Amount	capital	Deficit	Total

*Balance, May 31, 2017	147,380	$147	$55,252.62	$(66,613)	$(11,213)
Forgiveness of loans with previous related party	-	-	16,213	-	16,213
Common shares issued for acquisition	1,053	1	(1)	-	-
Net loss for the period	-	-	-	(51,743)	(51,743)
Balance, May 31, 2018	148,433	$148	$71,465	$(118,356)	$(46,743)
Net loss for the period	-	-	-	(38,863)	(38,863)
Balance, May 31, 2019	148,433	$148	$71,465	$(157,219)	$(85,606)

* Retrospectively reflecting reverse-stock split

The accompanying notes are an integral part of these audited financial statements.

STARTECH LABS, INC.

(formerly UPPERSOLUTION.COM)

STATEMENTS OF CASH FLOWS

	For the Year Ended
	May 31,
	2019	2018

Cash Flows from Operating Activities:
Net loss	$(38,863)	$(51,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt	3,951	-
Impairment loss	-	35,000
Changes in operating assets and liabilities:
Accounts receivable	(555)	(3,396)
Accounts payable	(2,763)	5,510
Net Cash Used in Operating Activities	(38,230)	(14,629)

Cash Flows from Investing Activities:
Acquisition of intangible assets	-	(35,000)
Net Cash Used in Investing Activities	-	(35,000)

Cash Flows from Financing Activities:
Due to related party	38,230	49,629
Net Cash Provided by Financing Activities	38,230	49,629

Net Change in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents, beginning of period	-	-
Cash and Cash Equivalents, end of period	$-	$-

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Disclosure:
Forgiveness of debt by previous related party to contributed capital	$-	$16,213
Issuance of common shares for acquisition	$-	$100

The accompanying notes are an integral part of these audited financial statements.

STARTECH LABS, INC.

(formerly UPPERSOLUTION.COM)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

MAY 31, 2019

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

On June 26, 2019, a majority of our stockholders and our board of directors approved a change of name of our company to “Startech Labs, Inc.” and a reverse stock split of our issued and outstanding shares of common stock on a ninety-five (95) old for one (1) new basis. The name change and reverse stock split became effective on July 17, 2019.

Disposal of business

On December 1, 2018, the Company disposed of its mobile application company subsidiary, Analog Nest Technologies, Inc.

The company is currently evaluating future business opportunities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reclassifications

Certain prior period amounts have been reclassified to conform with the current year presentation.

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

We are currently seeking new business opportunities with established business entities for merger with or acquisition of a target business.

Accounts Receivable

The Company records accounts receivable in accordance with ASC 310, “Receivables.” Receivables consist of mobile application sales that have been made, but cash has not yet been received from a third party. The terms of receivables are typically 30 days after sale. As of May 31, 2019 and 2018, amounts of $0 and $3,396 were recorded as accounts receivable from discontinued operations.

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

As of May 31, 2019 and 2018, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

Discontinued Operations

The Company follows ASC 205-20,” Discontinued Operations,” to report for disposed or discontinued operations.

Recent Accounting Pronouncements

Management has considered all other recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 – GOING CONCERN

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

The Company has incurred net losses since inception on April 20, 2013 through May 31, 2019 totaling $157,219 and has negative working capital at May 31, 2019. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the Business paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

NOTE 4 – COMMON STOCK

The Company has authorized seventy-five million (75,000,000) shares of common stock with a par value of $0.001.

On October 18, 2017, the former majority shareholders of the Company agreed to sell 121,062 common shares (pre-split 11,500,000 common shares) to a company controlled by the current Director and Chief Executive officer of the Company.

On January 10, 2018, the Company issued 1,053 common shares (pre-split 100,000 common shares) for the acquisition of intangible assets of $35,000. The 1,053 common shares (pre-split 100,000 common shares) were issued to a related party.

On June 26, 2019, a majority of our stockholders and our board of directors approved a reverse stock split of our issued and outstanding shares of common stock on a ninety-five (95) old for one (1) new basis. The reverse stock split became effective on July 17, 2019. The reverse stock split has been retrospectively reflected in the financial statements for the year ended May 31, 2019.

As of May 31, 2019 and 2018, 148,433 shares of common stock were issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

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

During the year ended May 31, 2019 and 2018, the Company received loans from a shareholder of $38,230 and $10,629 to pay the operating expenses, respectively. During the year ended May 31, 2018, $2,000 was forgiven and recorded as additional paid in capital. The loans were unsecured, non-interest bearing and due on demand.

The balance due to the shareholders was $81,859 and $43,629 as of May 31, 2019 and 2018.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations. For the period ending May 31, 2018, no litigation matters were noted.

NOTE 7 – INCOME TAXES

Due to the Company’s net loss from inception on April 20, 2013 to May 31, 2019, there was no provision for income taxes recorded. As a result of the Company’s losses to date, there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded at May 31, 2019.

The components of net deferred tax assets are as follows:

Income tax provision at the federal statutory rate	21%
Effect on operating losses	(21%)
-

Changes in the net deferred tax assets consist of the following:

	May 31,	May 31,
	2019	2018
Net operating loss carry forward	$35,192	$27,031
Effect of change in the statutory rate	-	(10,812)
Valuation allowance	(35,192)	(16,219)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate is as follows:

	May 31,	May 31,
	2019	2018
Income tax (expense) benefit at statutory rate	$8,161	$3,516
Change in valuation allowance	(8,161)	(3,516)
Income tax expense	$-	$-

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

NOTE 8 – DISCONTINUED OPERATIONS

On December 1, 2018, the Company disposed of its subsidiary that focused on online mobile applications. The change of the business qualified as a discontinued operation of the Company and accordingly, the Company has excluded results of the operations from its Consolidated Statements of Operations to present this business in discontinued operations.

The following table shows the results of operations which are included in the loss from discontinued operations:

	For the Year Ended
	May 31,
	2019	2018

Revenues	$555	$6,759
Cost of Goods Sold	-	3,363
Gross Profit	555	3,396

Operating Expenses
General and administration	3,951	-
Impairment	-	35,000
Total operating expenses	3,951	35,000

Net loss from operations	(3,396)	(31,604)
Provision for income taxes	-	-
Loss from discontinued operations	$(3,396)	$(31,604)

NOTE 9 – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after May 31, 2019 through the date of this filing. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the financial statements for the period ended May 31, 2019.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

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

Management’s Annual Report On Internal Control Over Financial Reporting

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

Under the supervision and with the participation of our chief executive officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of May 31, 2019, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of evaluation date and identified the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation Of Duties: We have an inadequate number of personnel to properly implement control procedures.

Lack Of Audit Committee & Outside Directors On The Company’s Board Of Directors: We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes In Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended May 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Except as provided above, there is no information to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K that has not been previously filed with the Securities and Exchange Commission.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) – (b) Identification of Directors and Executive Officers.

The Company: The following individuals are current members of our Board of Directors and executive officers; all of the members of the Board are appointed until their respective successor is elected or until their resignation.

Name	Age	Positions Held	Date of Appointment

Mark Kevin So	29	President, Chief Executive Officer and Director	January 10, 2018

(c) Identification of certain significant employees.

Our company currently does not have any significant employees.

(d) Family relationships.

None.

(e) Business experience.

Mark Kevin So – President, Chief Executive Officer, Secretary and Director

Mr. So has been involved in the e-commerce scene starting with his first job as an online marketing officer at Organica Nutraceuticals in 2009. Since then he has gone on to other positions similarly related to e-commerce such as Marketing manager with SadoTech, culminating with his last position at BIGMK Ecommerce Inc as their assistant VP of E-commerce operations since 2014. Mr. So obtained his Masters in Information Technology at AMA University, Makati, Philippines in 2014.

Our company believes that Mr. So’s professional background experience gives him the qualifications and skills necessary to serve as a director and officer of our company.

(f) Involvement in certain legal proceedings.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our executive officers and directors and persons who own more than 10% of a registered class of our equity securities are not subject to the beneficial ownership reporting requirements of Section 16(1) of the Exchange Act.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics..

Audit Committee

We do not have an Audit Committee. Our company’s board of directors performs some of the same functions of an Audit Committee, such as; recommending a firm of independent certified public accountants to audit the financial statements; reviewing the auditors’ independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls. Our company does not currently have a written audit committee charter or similar document.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended May 31, 2019 and 2018; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2019 and 2018, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kevin So	2019	-	-	-	-	-	-	-	-
President, CEO, Secretary and Director	2018	-	-	-	-	-	-	-	-
Yousef Kasuka (1)	2019	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Former President, CEO and Director	2018	-	-	-	-	-	-	-	-
Mahmoud Dasuka(2)	2019	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Former Treasurer, Secretary and Director	2018	-	-	-	-	-	-	-	-

(1)	Yousef Dauksa was appointed President, CEO and Director on April 20, 2013 and resigned all positions on January 10, 2018

(2)	Mahmoud Dasuka was appointed Secretary, Treasurer and Director on April 20, 2013and resigned all positions on January 10, 2018.

Except as disclosed, there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 19, 2019 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Kevin So 244 Madison Avenue New York City, NY10016-2817	Nil	0%
Directors and Executive Officers as a Group	Nil	0%
Evershine Holdings Limited(2) Global Gateway 8 Rue de la Perle Providence, Mahe Seychelles	121,053 Common / Direct	81.55%
5% Shareholders as a Group	121,053 Common	81.55%

_______________

(1)

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 19, 2019. As of August 19, 2019, there were 148,433 shares of our common stock issued and outstanding.

(2)	Evershine Holdings Limited is controlled by Mr. Paul Gonzalez, who may therefore be deemed the beneficial owner of the shares registered in the name of Evershine Holdings Limited.

Our company has not adopted any equity compensation plans and does not anticipate adopting any equity compensation plans in the near future. Notwithstanding the foregoing, because the company has limited cash resources at this time, it may issue shares or options to or enter into obligations that are convertible into shares of common stock with its employees and consultants as payment for services or as discretionary bonuses. The company does not have any arrangements for such issuances or arrangements at this time.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended May 31, 2019, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended May 31, 2019 and for fiscal year ended May 31, 2018 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Fee Category	Year Ended May 31, 2019	Year Ended May 31, 2018

Audit Fees	$22,100	$9,700
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$22,100	$9,700

Audit committee policies & procedures

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

 ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	Exhibit Description	Form	Exhibit	Filing Date
(3)	(i) Articles of Incorporation, (ii) Bylaws
3.1*	Articles of Incorporation
3.2	By-Laws	S-1	3.2	August 16, 2013
3.3*	Certificate of Amendment
(21)	Subsidiaries of Registrant
21.1*	Subsidiaries of Registrant
(31)	(i) Rule 13a-14(a)/15d-14(a) Certifications, (ii) Rule 13a-14/15d-14 Certifications
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer and Chief Financial Officer
(32)	Section 1350 Certifications
32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
(100)	Interactive Data File
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

_________

*Filed herewith.

**Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

STARTECH LABS, INC.

Dated: August 21, 2019	By:	/s/ Kevin So
Kevin So
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 21, 2019	/s/ Kevin So
Kevin So
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

