Form 10-Q
period 2019-11-30
Startech Labs, Inc.
filed 2020-01-10
CIK 1584480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

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
148,433 common stock issued and outstanding as of December 18, 2019

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

STARTECH LABS, INC.

(formerly UPPERSOLUTION.COM)

BALANCE SHEETS

(Unaudited)

	November 30,	May 31,
	2019	2019
ASSETS
Current Assets

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$1,364	$3,747
Accrued interest	6,147	-
Due to related parties	-	81,859
Convertible notes	105,364	-
Total Current Liabilities	112,875	85,606

Total Liabilities	112,875	85,606

STOCKHOLDERS’ DEFICIT
Common Stock: $0.001 par value, 75,000,000 shares authorized, 148,433 shares issued and outstanding	148	148
Additional paid-in capital	125,999	71,465
Accumulated deficit	(239,022)	(157,219)
Total Stockholders’ Deficit	(112,875)	(85,606)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

STARTECH LABS, INC.

(formerly UPPERSOLUTION.COM)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	November 30,		November 30,
	2019	2018	2019	2018

Revenues	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-

Operating Expenses
General and administration	1,450	450	1,900	900
Professional	5,529	13,772	19,222	22,571
Total operating expenses	6,979	14,222	21,122	23,471

Net loss from operations	(6,979)	(14,222)	(21,122)	(23,471)

Other expense
Interest expense	(9,705)	-	(60,681)	-
Total other expense	(9,705)	-	(60,681)	-

Net loss before taxes	(16,684)	(14,222)	(81,803)	(23,471)
Provision for income taxes		-	-	-
Loss from Continued Operations	(16,684)	(14,222)	(81,803)	(23,471)

Discontinued operations
Income from discontinued operations	-	221	-	555
Income from Discontinued Operations, Net of Tax Benefits	-	221	-	555

Net loss	$(16,684)	$(14,001)	$(81,803)	$(22,916)

Net Loss Per Common Share – Basic and Diluted
Continuing operations	$(0.11)	$(0.10)	$(0.55)	$(0.16)
Discontinued operations	$-	$0.00	$-	$0.00
Net loss	$(0.11)	$(0.09)	$(0.55)	$(0.16)

Weighted Average Common Shares Outstanding	148,433	147,965	148,433	147,790

The accompanying notes are an integral part of these unaudited financial statements.

STARTECH LABS, INC.

(formerly UPPERSOLUTION.COM)

STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional
	Common stock		paid-in	Accumulated
	Shares	Amount	capital	Deficit	Total

Balance, May 31, 2019	148,433	$148	$71,465	$(157,219)	$(85,606)
Beneficial conversion feature	-	-	45,746	-	45,746
Net loss for the period	-	-	-	(65,119)	(65,119)
Balance, August 31, 2019	148,433	$148	$117,211	$(222,338)	$(104,979)
Beneficial conversion feature	-	-	8,788	-	8,788
Net loss for the period	-	-	-	(16,684)	(16,684)
Balance, November 30, 2019	148,433	$148	$125,999	$(239,022)	$(112,875)

			Additional
	Common stock		paid-in	Accumulated
	Shares	Amount	capital	Deficit	Total

Balance, May 31, 2018	148,433	$148	$71,465	$(118,356)	$(46,743)
Net loss for the period	-	-	-	(8,915)	(8,915)
Balance, August 31, 2018	148,433	$148	$71,465	$(127,271)	$(55,658)
Net loss for the period	-	-	-	(14,001)	(14,001)
Balance, November 30, 2019	148,433	$148	$71,465	$(141,272)	(69,659)

The accompanying notes are an integral part of these unaudited financial statements.

STARTECH LABS, INC.

(formerly UPPERSOLUTION.COM)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	November 30,
	2019	2018

Cash Flows from Operating Activities:
Net loss	$(81,803)	$(22,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	54,534	-
Changes in operating assets and liabilities:
Accounts receivable	-	(555)
Accounts payable	(2,383)	(1,288)
Accrued interest	6,147	-
Net Cash Used in Operating Activities	(23,505)	(24,759)

Cash Flows from Financing Activities:
Due to related party	-	24,759
Proceeds from issuance of convertible notes	23,505	-
Net Cash Provided by Financing Activities	23,505	24,759

Net Change in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents, beginning of period	-	-
Cash and Cash Equivalents, end of period	$-	$-

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Disclosure:
Beneficial conversion feature	$54,534	$-

The accompanying notes are an integral part of these unaudited financial statements.

STARTECH LABS, INC.

(formerly UPPERSOLUTION.COM)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2019

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

In the opinion of the company’s management, the accompanying unaudited interim financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the company as of November 30, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended November 30, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the company’s Annual Report on Form 10-K for the year ended May 31, 2019 filed with the SEC on August 21, 2019.

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

For the six months ended November 30, 2019 and 2018, respectively, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	November 30,	November 30,
	2019	2018
	(Shares)	(Shares)
Convertible notes payable	101,909	-

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

As of November 30, 2019 and May 31, 2019, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

The Company has incurred net losses since inception on April 20, 2013 through November 30, 2019 totaling $239,022 and has negative working capital at November 30, 2019. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the Business paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

As of November 30, 2019 and May 31, 2019, 148,433 shares of common stock were issued and outstanding.

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

NOTE 6 – CONVERTIBLE NOTES

	November 30,	August 31,
	2019	2018
Convert Notes - June 2019	$81,859	$-
Convert Notes - August 2019	14,717	-
Convert Notes - November 2019	8,789
	105,365	-
Less current portion of convertible notes payable	(105,365)	-
Long-term convertible notes payable	$-	$-

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

On November 30, 2019, the Company issued a convertible note to an unaffiliated party of $8,789 for paying operating expenses on behalf of the Company. The convertible note is due on demand, bears interest at 25% per annum and is convertible at $0.95 per share for the Company common stock. The debt discount from the beneficial conversion of $8,789 was expensed upon issuance of the note.

During the six months ended November 30, 2019, the Company incurred note interest expense of $6,147.

As of November 30, 2019, the convertible notes payable and accrued note interest payable was $105,364 and $6,147, respectively.

NOTE 7 – DISCONTINUED OPERATIONS

On December 1, 2018, the Company disposed of its subsidiary that focused on online mobile applications. The change of the business qualified as a discontinued operation of the Company and accordingly, the Company has excluded results of the operations from its Consolidated Statements of Operations to present this business in discontinued operations.

The following table shows the results of operations which are included in the income from discontinued operations:

	For the Three Months Ended		For the Six Months Ended
	November 30,		November 30,
	2019	2018	2019	2018

Revenues	$-	$221	$-	$555
Cost of Goods Sold	-	-	-	-
Gross Profit	-	221	-	555

Income from operations	-	221	-	555
Provision for income taxes		-	-	-
Income from discontinued operations	$-	$221	$-	$555

NOTE 8 – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after November 30, 2019 through the date of this filing. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the financial statements for the period ended November 30, 2019.

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

Results of Operations

The following discussion of our financial condition and results of operation for the period ended November 30, 2019 and 2018 and the years ended May 31, 2019 and 2018 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report on Form 8-K.

Three months ending November 30, 2019 compared to three months ending November 30, 2018:

	Three Months Ended
	November 30,
	2019	2018	Change
Revenue	$-	$-	$-
Operating Expenses
General and administrative expenses	1,450	450	1,000
Professional fees	5,529	13,772	(8,243)
Other income (expense)	(9,705)	-	(9,705)
Loss from continued operations	(16,684)	(14,222)	(2,462)
Income from discontinued operations	-	221	(221)
Net Loss	$(16,684)	$(14,001)	$(2,683)

Revenue

We have not generated any revenues for the three months ended November 30, 2019 and November 30, 2018.

Operating expense

Operating expenses for three months ended November 30, 2019 included general and administrative expenses of $1,450, and professional fees of $5,529, respectively. Operating expenses for three months ended November 30, 2018 included general and administrative expenses of $450, and professional fees of $13,772, respectively.

Other expense

Other expense for three months ended November 30, 2019 included amortization of convertible note discount on beneficial conversion feature of $8,788 and convertible note interest expense of $917.

Loss from continued operations

For the three months ended November 30, 2019, our company incurred loss from continued operations of $16,684, compared to $14,222 incurred during the three months ended November 30, 2018. The increase in loss from continued operations was mainly attributed to the increase in other expense incurred during the three months ended November 30, 2019.

Income from discontinued operations

On December 1, 2018, our company disposed of its mobile application company subsidiary, Analog Nest Technologies, Inc. During the three months ended November 30, 2019 and 2018, our company recorded income from discontinued operations of $NIL and $221, respectively.

Net loss

Net loss totaled $16,684 for the three months ended November 30, 2019, compared to a net loss for the three months ended November 30, 2018 of $14,001.

Six months ending November 30, 2019 compared to three months ending November 30, 2018:

	For the Six Months Ended
	November 30,
	2019	2018	Change
Revenue	$-	$-	$-
Operating Expenses
General and administrative expenses	1,900	900	1,000
Professional fees	19,222	22,571	(3,349)
Other income (expense)	(60,681)	-	(60,681)
Loss from continued operations	(81,803)	(23,471)	(58,332)
Income from discontinued operations	-	555	(555)
Net Loss	$(81,803)	$(22,916)	$(58,887)

Revenue

We have not generated any revenues for the six months ended November 30, 2019 and November 30, 2018.

Operating expense

Operating expenses for six months ended November 30, 2019 included general and administrative expenses of $1,900, and professional fees of $19,222, respectively. Operating expenses for six months ended November 30, 2018 included general and administrative expenses of $900 and professional fees of $22,571, respectively.

Other expense

Operating expense for six months ended November 30, 2019 included amortization of convertible note discount on beneficial conversion feature of $54,534 and convertible note interest expense of $6,147.

Loss from continued operations

For the six months ended November 30, 2019, our company incurred loss from continued operations of $81,803, compared to $23,471 incurred during the six months ended November 30, 2018. The increase in loss from continued operations was mainly attributed to the increase in other expense incurred during the six months ended November 30, 2019.

Income from discontinued operations

On December 1, 2018, our company disposed of its mobile application company subsidiary, Analog Nest Technologies, Inc. During the six months ended November 30, 2019 and 2018, our company recorded income from discontinued operations of $NIL and $555, respectively.

Net loss

Net loss totaled $81,803 for the six months ended November 30, 2019, compared to a net loss for the six months ended November 30, 2018 of $22,916.

Liquidity and Capital Resources

Working Capital

	November 30,	May 31,
	2019	2019	Change
Current Assets	$-	$-	-
Current Liabilities	$112,875	$85,606	27,269
Working Capital Deficiency	$(112,875)	$(85,606)	(27,269)

The change in working capital deficiency during the six months ended November 30, 2019 was primarily a result of an increase of convertible notes and accrued interest payable.

	For the Six Months Ended
	November 30,
	2019	2018
Cash Flows used in Operating Activities	$(23,505)	$(24,759)
Cash Flows used in Investing Activities	-	-
Cash Flows from Financing Activities	23,505	24,759
Net Change in Cash and Cash Equivalents	$-	$-

Cash Flows

Cash Flow from Operating Activities

During the six months ended November 30, 2019, our company used $23,505 in cash from operating activities, compared to $24,759 cash used in operating activities during the six months ended November 30, 2018.

The cash used from operating activities for the six months ended November 30, 2019 was attributed to a net loss of $81,803, increased by a decrease in accounts payable of $2,383 and was offset by amortization of debt discount of $54,534 and an increase in accrued interest of $6,147.

The cash used from operating activities for the six months ended November 30, 2018 was attributed to a net loss of $22,916, increased by an increase in accounts receivable of $555 and was offset by an increase in accounts payable of $1,288.

Cash Flow from Investing Activities

During the six months ended November 30, 2019 and 2018, our company did not use any cash in investing activities.

Cash Flow from Financing Activities

During the six months ended November 30, 2019, our company received $23,505 from financing activities compared to $24,759 provided by financing activities during the six months ended November 30, 2018.

During the six months ended November 30, 2019, our company received proceeds from the issuance of convertible notes of $23,505.

During the six months ended November 30, 2018 our company received loan from related parties of $24,759.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Going Concern

We have incurred net loss since our inception on April 20, 2013 through November 30, 2019 totaling $239,022 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors’ report on our financial statements for the year ended May 31, 2019 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Item 4. Controls and Procedures

Evaluation Of Disclosure Controls And Procedures

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of November 30, 2019, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, our President (our Principal Executive Officer and Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of November 30, 2019, our company’s disclosure controls and procedures were not effective and do not provide reasonable assurance that material information related to our company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of November 30, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of November 30, 2019, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended November 30, 2019 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 30, 2019, the Company issued a convertible note to an unaffiliated party of $8,789 for paying operating expenses on behalf of the Company. The convertible note is due on demand, bears interest at 25% per annum and is convertible at $0.95 per share for the Company common stock. The debt discount from the beneficial conversion of $8,789 was expensed upon issuance of the note.

Item 6. Exhibits

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

STARTECH LABS, INC.
(Registrant)

Dated: January 10, 2020	/s/ Kevin So
Kevin So
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

