Form 10-Q
period 2020-02-29
Startech Labs, Inc.
filed 2020-04-08
CIK 1584480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

or

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

55,147,380 common stock issued and outstanding as of April 7, 2020

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

STARTECH LABS, INC.

(formerly UPPERSOLUTION.COM)

BALANCE SHEETS

(Unaudited)

	February 29,	May 31,
	2020	2019
ASSETS
Current Assets

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$1,269	$3,747
Accrued interest	17,958	-
Due to related parties	-	81,859
Convertible notes	110,320	-
Total Current Liabilities	129,547	85,606

Total Liabilities	129,547	85,606

STOCKHOLDERS' DEFICIT
Common Stock: $0.001 par value, 75,000,000 shares authorized, 148,433 shares issued and outstanding	148	148
Additional paid-in capital	125,999	71,465
Stock payable	38,500,000	-
Accumulated deficit	(38,755,694)	(157,219)
Total Stockholders' Deficit	(129,547)	(85,606)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

STARTECH LABS, INC.

(formerly UPPERSOLUTION.COM)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019

Revenues	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-

Operating Expenses
General and administration	450	450	2,350	1,350
Professional	4,411	4,799	23,633	27,370
Stock based compensation	38,500,000	-	38,500,000	-
Total operating expenses	38,504,861	5,249	38,525,983	28,720

Net loss from operations	(38,504,861)	(5,249)	(38,525,983)	(28,720)

Other expense
Interest expense	(11,811)	-	(72,492)	-
Total other expense	(11,811)	-	(72,492)	-

Net loss before taxes	(38,516,672)	(5,249)	(38,598,475)	(28,720)
Provision for income taxes		-	-	-
Loss from Continued Operations	(38,516,672)	(5,249)	(38,598,475)	(28,720)

Discontinued operations
Income (Loss) from discontinued operations	-	(3,951)	-	(3,396)
Income from Discontinued Operations, Net of Tax Benefits	-	(3,951)	-	(3,396)

Net loss	$(38,516,672)	$(9,200)	$(38,598,475)	$(32,116)

Net Loss Per Common Share – Basic and Diluted
Continuing operations	$(259.49)	$(0.04)	$(260.04)	$(0.19)
Discontinued operations	$-	$(0.03)	$-	$(0.02)
Net loss	$(259.49)	$(0.06)	$(260.04)	$(0.22)

Weighted Average Common Shares Outstanding	148,433	148,433	148,433	148,433

The accompanying notes are an integral part of these unaudited financial statemen

STARTECH LABS, INC.

(formerly UPPERSOLUTION.COM)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED FEBRUARY 29, 2020 AND 2019

(Unaudited)

			Additional
	Common stock		paid-in	Stock	Accumulated
	Shares	Amount	capital	Payable	Deficit	Total

Balance, May 31, 2019	148,433	$148	$71,465	$-	$(157,219)	$(85,606)
Beneficial conversion feature	-	-	45,746	-	-	45,746
Net loss for the period	-	-	-	-	(65,119)	(65,119)
Balance, August 31, 2019	148,433	$148	$117,211	$-	$(222,338)	$(104,979)
Beneficial conversion feature	-	-	8,788	-	-	8,788
Net loss for the period	-	-	-	-	(16,684)	(16,684)
Balance, November 30, 2019	148,433	$148	$125,999	$-	$(239,022)	$(112,875)
Stock based compensation	-	-	-	38,500,000	-	38,500,000
Net loss for the period	-	-	-	-	(38,516,672)	(38,516,672)
Balance, February 29, 2020	148,433	$148	$125,999	$38,500,000	$(38,755,694)	$(129,547)

			Additional
	Common stock		paid-in	Stock	Accumulated
	Shares	Amount	capital	Payable	Deficit	Total

Balance, May 31, 2018	148,433	$148	$71,465	$-	$(118,356)	$(46,743)
Net loss for the period	-	-	-	-	(8,915)	(8,915)
Balance, August 31, 2018	148,433	$148	$71,465	$-	$(127,271)	$(55,658)
Net loss for the period	-	-	-	-	(14,001)	(14,001)
Balance, November 30, 2018	148,433	$148	$71,465	$-	$(141,272)	(69,659)
Net loss for the period	-	-	-	-	(9,200)	(9,200)
Balance, February 28, 2019	148,433	$148	$71,465	$-	$(150,472)	(78,859)

The accompanying notes are an integral part of these unaudited financial statements.

STARTECH LABS, INC.

(formerly UPPERSOLUTION.COM)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	February 29,	February 28,
	2020	2019

Cash Flows from Operating Activities:
Net loss	$(38,598,475)	$(32,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt	-	3,951
Stock-based compensation	38,500,000	-
Amortization of debt discount	54,534	-
Changes in operating assets and liabilities:
Accounts receivable	-	(555)
Accounts payable	(2,478)	(5,910)
Accrued interest	17,958	-
Net Cash Used in Operating Activities	(28,461)	(34,630)

Cash Flows from Financing Activities:
Due to related party	-	34,630
Proceeds from issuance of convertible notes	28,461	-
Net Cash Provided by Financing Activities	28,461	34,630

Net Change in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents, beginning of period	-	-
Cash and Cash Equivalents, end of period	$-	$-

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Disclosure:
Beneficial conversion feature	$54,534	$-

The accompanying notes are an integral part of these unaudited financial statements.

STARTECH LABS, INC.

(formerly UPPERSOLUTION.COM)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FEBRUARY 29,2020

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

In the opinion of the company’s management, the accompanying unaudited interim financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the company as of February 29, 2020 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended February 29, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the company’s Annual Report on Form 10-K for the year ended May 31, 2019 filed with the SEC on August 21, 2019.

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

For the nine months ended February 29, 2020 and February 28, 2019, respectively, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	February 29, 2020	February 28, 2019
	(Shares)	(Shares)
Convertible notes payable	116,126	-

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

As of February 29, 2020, and May 31, 2019, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

The Company has incurred net losses since inception on April 20, 2013 through February 29,2020 totaling $38,755,694 and has negative working capital at February 29,2020. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the Business paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

As of February 29,2020, and May 31, 2019, 148,433 shares of common stock were issued and outstanding.

Stock Payable for compensation

During the nine months ended February 29, 2020, the Company recorded stock payable for 55,000,000 outstanding common shares of $38,500,000 based on stock trading price at $0.70 per share to the Company’s Chief Executive Officer as compensation for the payment of salary for the year 2019. The common shares were subsequently issued on March 9, 2020. (see Note 8)

NOTE 5 – RELATED PARTY TRANSACTIONS

On June 1, 2019, the Company issued convertible notes to three un-affiliated parties for an aggregate amount of $81,859 to replace the full amount of related party advances that had been provided to the Company through May 31, 2019. The convertible notes are due on demand, bear interest at 25% per annum and are convertible at $0.95 per share for the Company common stock.

NOTE 6 – CONVERTIBLE NOTES

	February 29,	May 31,
	2020	2019
Convert Notes - June 2019	$81,859	$-
Convert Notes - August 2019	14,716	-
Convert Notes - November 2019	8,789	-
Convert Notes - February 2020	4,956	-
	110,320	-
Less current portion of convertible notes payable	(110,320)	-
Long-term convertible notes payable	$-	$-

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

On November 30, 2019, the Company issued a convertible note to an unaffiliated party of $8,789 for paying operating expenses on behalf of the Company. The convertible note is due on demand, bears interest at 25% per annum and is convertible at $0.95 per share for the Company common stock. The debt discount from the beneficial conversion of $8,788 was expensed upon issuance of the note.

On February 29, 2020, the Company issued a convertible note to an unaffiliated party of $4,956 for paying operating expenses on behalf of the Company. The convertible note is due on demand, bears interest at 25% per annum and is convertible at $0.95 per share for the Company common stock. The debt discount from the beneficial conversion of $0 was expensed upon issuance of the note.

During the nine months ended February 29,2020, the Company incurred note interest expense of $17,958.

As of February 29,2020, the convertible notes payable and accrued note interest payable was $110,320 and $17,958, respectively.

NOTE 7 – DISCONTINUED OPERATIONS

On December 1, 2018, the Company disposed of its subsidiary that focused on online mobile applications. The change of the business qualified as a discontinued operation of the Company and accordingly, the Company has excluded results of the operations from its Consolidated Statements of Operations to present this business in discontinued operations.

The following table shows the results of operations which are included in the income from discontinued operations:

	For the Three Months Ended		For the Nine Months Ended
	February 29,		February 29,
	2020	2019	2020	2019

Revenues	$-	$-	$-	$555
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	555

Operating Expenses
General and administration	-	3,951	-	3,951
Total operating expenses	-	3,951	-	3,951

Income from operations	-	(3,951)	-	(3,396)
Provision for income taxes		-	-	-
Income from discontinued operations	$-	$(3,951)	$-	$(3,396)

NOTE 8 – SUBSEQUENT EVENT

On March 9, 2020, the Company issued 55,000,000 shares of restricted common stock valued at $38,500,000 based on stock trading price at $0.70 per share to the Company’s Chief Executive Officer as compensation for the payment of the salary for the year 2019.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the December 31, 2019 to the date these financial statements were issued and has determined that it does not have other material subsequent events to disclose in these financial statements.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited financial statements for the nine months ended February 29, 2020 and February 28, 2019.

Three months ending February 29, 2020 compared to three months ending February 28, 2019:

	Three Months Ended
	February 29,	February 28,
	2020	2019	Change
Revenue	$-	$-	$-
Operating Expenses
General and administrative expenses	450	450	-
Professional fees	4,411	4,799	(388)
Stock- based compensation	38,500,000	-	38,500,000
Other income (expense)	(11,811)	-	(11,811)
Loss from continued operations	(38,516,672)	(5,249)	(38,511,423)
Income (Loss) from discontinued operations	-	(3,951)	3,951
Net Loss	$(38,516,672)	$(9,200)	$(38,507,472)

Revenue

We have not generated any revenues for the three months ended February 29, 2020 and February 28, 2019.

Operating expense

Operating expenses for three months ended February 29, 2020 included general and administrative expenses of $450, professional fees of $4,411 and stock-based compensation of $38,500,000, respectively. Operating expenses for three months ended February 28, 2019 included general and administrative expenses of $450, and professional fees of $4,799, respectively. The increase in operation expenses was mainly attributed to the increase in stock-based compensation incurred during the three months ended February 29, 2020.

Other expense

Other expense for three months ended February 29, 2020 included convertible note interest expense of $11,811.

Loss from continued operations

For the three months ended February 29, 2020, our company incurred loss from continued operations of $38,516,672, compared to $5,249 incurred during the three months ended February 28,2019. The increase in loss from continued operations was mainly attributed to the increase in stock-based compensation and other expense incurred during the three months ended February 29, 2020.

Loss from discontinued operations

On December 1, 2018, our company disposed of its mobile application company subsidiary, Analog Nest Technologies, Inc. During the three months ended February 29, 2020 and February 28, 2019, our company recorded loss from discontinued operations of $NIL and $3,951, respectively.

Net loss

Net loss totaled $38,516,672 for the three months ended February 29, 2020, compared to a net loss for the three months ended February 28, 2019 of $9,200.

Nine months ending February 29, 2020 compared to nine months ending February 28, 2019:

	For the Nine Months Ended
	February 29,	February 28,
	2020	2019	Change
Revenue	$-	$-	$-
Operating Expenses
General and administrative expenses	2,350	1,350	1,000
Professional fees	23,633	27,370	(3,737)
Stock - based compensation	38,500,000	-	38,500,000
Other income (expense)	(72,492)	-	(72,492)
Loss from continued operations	(38,598,475)	(28,720)	(38,569,755)
Income (Loss) from discontinued operations	-	(3,396)	3,396
Net Loss	$(38,598,475)	$(32,116)	$(38,566,359)

Revenue

We have not generated any revenues for the nine months ended February 29, 2020 and February 28, 2019.

Operating expense

Operating expenses for nine months ended February 29, 2020 included general and administrative expenses of $2,350, professional fees of $23,633 and stock-based compensation of $38,500,000, respectively. Operating expenses for nine months ended February 28, 2019 included general and administrative expenses of $1,350 and professional fees of $27,370, respectively. The increase in operation expenses was mainly attributed to the increase in stock-based compensation incurred during the nine months ended February 29, 2020

Other expense

Operating expense for nine months ended February 29, 2020 included amortization of convertible note discount on beneficial conversion feature of $54,534 and convertible note interest expense of $17,958.

Loss from continued operations

For the nine months ended February 29, 2020, our company incurred loss from continued operations of $38,598,475, compared to $28,720 incurred during the nine months ended February 28, 2019. The increase in loss from continued operations was mainly attributed to the increase in stock-based compensation and other expense incurred during the nine months ended February 29, 2020.

Loss from discontinued operations

On December1,2018, our company disposed of its mobile application company subsidiary, Analog Nest Technologies, Inc. During the nine months ended February 29, 2020 and February 28, 2019, our company recorded loss from discontinued operations of $NIL and $3,396, respectively.

Net loss

Net loss totaled $38,598,475 for the nine months ended February 29, 2020, compared to a net loss for the nine months ended February 28,2019 of $32,116.

Liquidity and Capital Resources

Working Capital

	February 29,	May 31,
	2020	2019	Change
Current Assets	$-	$-	-
Current Liabilities	$129,547	$85,606	43,941
Working Capital Deficiency	$(129,547)	$(85,606)	(43,941)

The change in working capital deficiency during the nine months ended February 29,2020 was primarily a result of an increase of convertible notes and accrued interest payable.

	For the Nine Months Ended
	February 29,	February 28,
	2020	2019
Cash Flows used in Operating Activities	$(28,461)	$(34,630)
Cash Flows used in Investing Activities	-	-
Cash Flows from Financing Activities	28,461	34,630
Net Change in Cash and Cash Equivalents	$-	$-

Cash Flows

Cash Flow from Operating Activities

During the nine months ended February 29, 2020, our company used $28,461 in cash from operating activities, compared to $34,630 cash used in operating activities during the nine months ended February 28, 2019.

The cash used from operating activities for the nine months ended February 29,2020 was attributed to a net loss of $38,598,475, increased by a decrease in accounts payable of $2,478 and was offset by stock-based compensation of $38,500,000, amortization of debt discount of $54,534, and an increase in accrued interest of $17,958.

The cash used from operating activities for the nine months ended February 28,2019 was attributed to a net loss of $32,116, increased by an increase in accounts receivable of $555 and a decrease in accounts payable of $5,910 and was offset by bad debts of $3,951.

Cash Flow from Investing Activities

During the nine months ended February 29, 2020 and February 28, 2019, our company did not use any cash in investing activities.

Cash Flow from Financing Activities

During the nine months ended February 29,2020, our company received $28,461 from the issuance of convertible notes compared to $34,630 provided by loan from related parties during the nine months ended February 29,2019.

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

Going Concern

We have incurred net loss since our inception on April 20, 2013 through February 29, 2020 totaling $38,755,694 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors’ report on our financial statements for the year ended May 31, 2019 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Item 4. Controls and Procedures

Evaluation Of Disclosure Controls And Procedures

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of February 29, 2020, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, our President (our Principal Executive Officer and Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of February 29, 2020, our company’s disclosure controls and procedures were not effective and do not provide reasonable assurance that material information related to our company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of February 29, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of February 29, 2020, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended February 29, 2020 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On February 29, 2020, the Company issued a convertible note to an unaffiliated party of $4,956 for paying operating expenses on behalf of the Company. The convertible note is due on demand, bears interest at 25% per annum and is convertible at $0.95 per share for the Company common stock. The debt discount from the beneficial conversion of $0 was expensed upon issuance of the note.

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

STARTECH LABS, INC.
(Registrant)

Dated: April 8, 2020	/s/ Kevin So
Kevin So
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

