Form 10-K
period 2020-05-31
Startech Labs, Inc.
filed 2020-08-21
CIK 1584480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2020

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on November 30, 2019, was $54,757 based on a $1.9999 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (calculated on a post-split basis).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

57,898,433 shares of common stock as of August 10, 2020.

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

Holders

As of August 10, 2020, we had 4 shareholders of record of our common stock with 57,898,433 shares of common stock outstanding.

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

Recent Sales of unregistered securities

None.

Issuer Purchases of Equity Securities

There were no repurchases of common stock for the year ended May 31, 2020.

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

Results of Operations - Years Ended May 31, 2020 and 2019

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the years ended May 31, 2020 and 2019, which are included herein.

Our operating results for the year ended May 31, 2020 and 2019, and the changes between those periods for the respective items are summarized as follows:

	For the Year Ended
	May 31,	May 31,
	2020	2019	Change
Revenue	$-	$-	$-
Operating Expenses
General and administrative expenses	2,825	1,800	1,025
Professional fees	29,464	33,667	(4,203)
Stock - based compensation	38,500,000	-	38,500,000
Other expense	(129,910)	-	(129,910)
Loss from continued operations	(38,662,199)	(35,467)	(38,626,732)
Loss from discontinued operations	-	(3,396)	3,396
Net Loss	$(38,662,199)	$(38,863)	$(38,623,336)

Revenue

We have not generated any revenues for the year ended May 31, 2020 and May 31, 2019.

Operating expense

Operating expenses for year ended May 31, 2020 included stock compensation of $38,500,000, general and administrative expenses of $2,825 and professional fees of $29,464, respectively. Operating expenses for year ended May 31, 2019 included general and administrative expenses of $1,800 and professional fees of $33,667, respectively.

Other expense

For the year ended May 31, 2020, other expense was $129,910 included note discount amortization of $105,924 and note interest expense of $23,986.

Loss from continued operations

For the year ended May 31, 2020, our company incurred loss from continued operations of $38,662,199, compared to $35,467 incurred during the year ended May 31, 2019. The increase in loss from continued operations was mainly attributed to the increase in stock based compensation incurred during the year ended May 31, 2020.

Loss from discontinued operations

On December 1, 2018, our company disposed of its mobile application company subsidiary, Analog Nest Technologies, Inc. During the year ended May 31, 2018, our company recorded loss from discontinued operations of $3,396.

Net loss

Net loss totaled $38,662,199 for the year ended May 31, 2020, compared to a net loss for the year ended May 31, 2019 of $38,863.

Liquidity and Capital Resources

Working Capital

	May 31,	May 31,
	2020	2019	Change
Current Assets	$-	$-	-
Current Liabilities	$141,881	$85,606	56,275
Working Capital Deficiency	$(141,881)	$(85,606)	(56,275)

The change in working capital deficiency during the year ended May 31, 2020 was primarily a result of an increase of convertible notes and accrued interest.

	For the Year Ended
	May 31,	May 31,
	2020	2019
Cash Flows used in Operating Activities	$(31,810)	$(38,230)
Cash Flows used in Investing Activities	-	-
Cash Flows from Financing Activities	31,810	38,230
Net Change in Cash and Cash Equivalents	$-	$-

Cash Flows

Cash Flow from Operating Activities

During the year ended May 31, 2020, our company used $31,810 in cash from operating activities, compared to $38,230 cash used in operating activities during the year ended May 31, 2019.

The cash used from operating activities for the year ended May 31, 2020 was attributed to a net loss of $38,662,199, decreased by non-cash expense of $38,500,000 for stock based compensation and $105,924 for amortization of debt discount and an increase in working capital of $24,465.

The cash used from operating activities for the year ended May 31, 2019 was attributed to a net loss of $38,863, decreased by non-cash expense of $3,951 for bad debt and decreased by a decrease in working capital of $3,318.

Cash Flow from Investing Activities

During the year ended May 31, 2020 and 2019, our company did not use any cash in investing activities.

Cash Flow from Financing Activities

During the year ended May 31, 20120, our company received $31,810 compared to $38,230 provided by financing activities during the year ended May 31, 2019.

During the year ended May 31, 2020, our company received proceed from issuance of convertible notes of $31,810 to pay the operating expenses.

During the year ended May 31, 2019, our company received loans from a shareholder of $38,230 to pay the operating expenses.

Liquidity and Capital Resources

Our cash balance at May 31, 2020 was $NIL with $141,881 in outstanding current liabilities, consisting of $113,670 in convertible notes, accrued interest of $23,986 and accounts payable and accrued liabilities and $4,225. We estimate total expenditures over the next 12 months are expected to be approximately $50,000.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Startech Labs, Inc. as of May 31, 2020 and 2019, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2017

Lakewood, CO

August 19, 2020

Item 1. Financial Statements

STARTECH LABS, INC.

BALANCE SHEETS

	May 31,	May 31,
	2020	2019
ASSETS
Current Assets

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$4,225	$3,747
Accrued interest	23,986	-
Due to related parties	-	81,859
Convertible notes	113,670	-
Total Current Liabilities	141,881	85,606

Total Liabilities	141,881	85,606

STOCKHOLDERS’ DEFICIT
Common Stock: $0.001 par value, 75,000,000 shares authorized, 55,148,433 shares and 148,433 issued and outstanding, respectively	55,148	148
Additional paid-in capital	38,622,389	71,465
Accumulated deficit	(38,819,418)	(157,219)
Total Stockholders’ Deficit	(141,881)	(85,606)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these audited financial statements.

STARTECH LABS, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended
	May 31,	May 31,
	2020	2019

Revenues	$-	$-
Cost of Goods Sold	-	-
Gross Profit	-	-

Operating Expenses
General and administration	2,825	1,800
Professional	29,464	33,667
Stock based compensation	38,500,000	-
Total operating expenses	38,532,289	35,467

Net loss from operations	(38,532,289)	(35,467)

Other expense
Interest expense	(129,910)	-
Total other expense	(129,910)	-

Net loss before taxes	(38,662,199)	(35,467)
Provision for income taxes	-	-
Loss from Continued Operations	(38,662,199)	(35,467)

Discontinued operations
Income (Loss) from discontinued operations	-	(3,396)
Loss from Discontinued Operations, Net of Tax Benefits	-	(3,396)

Net loss	$(38,662,199)	$(38,863)

Net Loss Per Common Share – Basic and Diluted
Continuing operations	$(3.02)	$(0.24)
Discontinued operations	$-	$(0.02)
Net loss	$(3.02)	$(0.26)

Weighted Average Common Shares Outstanding	12,805,967	148,433

The accompanying notes are an integral part of these audited financial statements.

 STARTECH LABS, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED MAY 31, 2020 AND 2019

			Additional
	Common stock		paid-in	Accumulated
	Shares	Amount	capital	Deficit	Total

Balance, May 31, 2018	148,433	$148	$71,465	$(118,356)	$(46,743)
Forgiveness of loans with previous related party	-	-	-	-	-
Common shares issued for acquisition	-	-	-	-	-
Net loss for the period	-	-	-	(38,863)	(38,863)
Balance, May 31, 2019	148,433	$148	$71,465	$(157,219)	$(85,606)
Beneficial conversion feature	-	-	105,924	-	105,924
Stock based compensation	55,000,000	55,000	38,445,000	-	38,500,000
Net loss for the period	-	-	-	(38,662,199)	(38,662,199)
Balance, May 31, 2020	55,148,433	$55,148	$38,622,389	$(38,819,418)	$(141,881)

The accompanying notes are an integral part of these audited financial statements.

STARTECH LABS, INC.

STATEMENTS OF CASH FLOWS

	May 31,	May 31,
	2020	2019

Cash Flows from Operating Activities:
Net loss	$(38,662,199)	$(38,863)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt	-	3,951
Stock-based compensation	38,500,000	-
Amortization of debt discount	105,924	-
Changes in operating assets and liabilities:
Accounts receivable	-	(555)
Accounts payable	479	(2,763)
Accrued interest	23,986	-
Net Cash Used in Operating Activities	(31,810)	(38,230)

Cash Flows from Financing Activities:
Due to related party	-	38,230
Proceeds from issuance of convertible notes	31,810	-
Net Cash Provided by Financing Activities	31,810	38,230

Net Change in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents, beginning of period	-	-
Cash and Cash Equivalents, end of period	$-	$-

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Disclosure:
Beneficial conversion feature	$105,924	$-
Issuance of convertible notes to replace due to related party	$81,859	$-

The accompanying notes are an integral part of these audited financial statements.

STARTECH LABS, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

MAY 31, 2020

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

For the year ended May 31, 2020 and May 31, 2019, respectively, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	May 31, 2020	May 31, 2019
	(Shares)	(Shares)
Convertible notes payable	26,516,292	-

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

As of May 31, 2020, and May 31, 2019, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

The Company has incurred net losses since inception on April 20, 2013 through May 31, 2020 totaling $38,819,418 and has negative working capital at May 31, 2020. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the Business paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

As of May 31, 2020, and May 31, 2019, 55,148,433 shares and 148,433 shares of common stock were issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

On June 1, 2019, the Company issued convertible notes to three un-affiliated parties for an aggregate amount of $81,859 to replace the full amount of related party advances that had been provided to the Company through May 31, 2019. The convertible notes are due on demand, bear interest at 25% per annum and are convertible at $0.01 per share for the Company common stock.

NOTE 6 – CONVERTIBLE NOTES

	May 31,	May 31,
	2020	2019
Convert Notes - June 2019	$56,859	$-
Convert Notes - August 2019	14,716	-
Convert Notes - November 2019	8,789	-
Convert Notes - February 2020	29,956	-
Convert Notes - May 2020	3,350	-
	113,670	-
Less current portion of convertible notes payable	(113,670)	-
Long-term convertible notes payable	$-	$-

On June 1, 2019, the Company issued convertible notes to three unaffiliated parties for an aggregate amount of $81,859 to replace the full amount of related party advances that had been provided to the Company through May 31, 2019. The convertible notes are due on demand, bear interest at 25% per annum and are convertible at $0.01 per share for the Company common stock. The total debt discount from the beneficial conversion features of $81,859 was expensed upon issuance of the notes.

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

On January 3, 2020, the Company amended a convertible note of $25,000 issued on June 1, 2019. The amended convertible note is due on demand, bear interest at 5% per annum and are convertible at $0.002 per share for the Company common stock. On February 17, 2020, the note holder of the amended convertible note sold the note to two unaffiliated parties.

On February 29, 2020, the Company issued a convertible note to an unaffiliated party of $4,956 for paying operating expenses on behalf of the Company. The convertible note is due on demand, bears interest at 25% per annum and is convertible at $0.001 per share for the Company common stock. The debt discount from the beneficial conversion of $4,956 was expensed upon issuance of the note.

On May 31, 2020, the Company issued a convertible note to an unaffiliated party of $3,350 for paying operating expenses on behalf of the Company. The convertible note is due on demand, bears interest at 25% per annum and is convertible at $0.001 per share for the Company common stock. The debt discount from the beneficial conversion of $3,350 was expensed upon issuance of the note.

During the year ended May 31,2020, the Company incurred note interest expense of $23,986.

As of May 31, 2020, the convertible notes payable and accrued note interest payable was $113,670 and $23,986, respectively.

NOTE 7 – DISCONTINUED OPERATIONS

On December 1, 2018, the Company disposed of its subsidiary that focused on online mobile applications. The change of the business qualified as a discontinued operation of the Company and accordingly, the Company has excluded results of the operations from its Consolidated Statements of Operations to present this business in discontinued operations.

The following table shows the results of operations which are included in the income from discontinued operations:

	For the Year Ended
	May 31,
	2020	2019

Revenues	$-	$555
Cost of Goods Sold	-	-
Gross Profit	-	555

Operating Expenses
General and administration	-	3,951
Total operating expenses	-	3,951

Net loss from operations	-	(3,396)
Provision for income taxes	-	-
Net loss from discontinued operations	$-	$(3,396)

NOTE 8 – INCOME TAXES

The Company provides for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of May 31, 2020 and 2019, are as follows:

	May 31,	May 31,
	2020	2019
Net operating loss carry forward	$329,781	$167,582
Statutory tax rate	21%	21%
Deferred tax asset	$69,254	$35,192
Less: Valuation allowance	(69,254)	(35,192)
Net deferred asset	-	-

As of May 31, 2020, the Company had $329,781 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2034 and 2040. NOLs generated in tax years prior May 31, 2018, can be carryforward for twenty years, whereas NOLs generated after May 31, 2018 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2014 through 2020 are subject to review by the tax authorities.

NOTE 9– SUBSEQUENT EVENT

On June 1, 2020, Principal of $5,500 from convertible notes was converted for 2,750,000 shares of common stock.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the May 31, 2020 to the date these financial statements were issued and has determined that it does not have other material subsequent events to disclose in these financial statements.

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

Under the supervision and with the participation of our chief executive officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of May 31, 2020, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Changes In Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended May 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions Held	Date of Appointment

Mark Kevin So	30	President, Chief Executive Officer and Director	January 10, 2018

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended May 31, 2020 and 2019; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2020 and 2019, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kevin So(1)	2020	-	-	-	-	-	-	38,500,000	38,500,000
President, CEO, Secretary and Director	2019	-	-	-	-	-	-	-	-

________________

(1)

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 10, 2020 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Kevin So 244 Madison Avenue New York City, NY10016-2817	55,000,000 Common / Direct	99.73%
Directors and Executive Officers as a Group	55,000,000 Common	99.73%

_______________

(1)

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 10, 2020. As of August 10, 2020, there were 57,897,380 shares of our common stock issued and outstanding.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended May 31, 2020, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended May 31, 2020 and for fiscal year ended May 31, 2019 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Fee Category	Year Ended May 31, 2020	Year Ended May 31, 2019

Audit Fees	$16,600	$22,100
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$16,600	$22,100

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

STARTECH LABS, INC.

Dated: August 21, 2020	By:	/s/ Kevin So
Kevin So
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 21, 2020	/s/ Kevin So
Kevin So
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

