Form 10-Q
period 2020-08-31
Startech Labs, Inc.
filed 2020-10-02
CIK 1584480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2020

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 333-190658

Startech Labs, Inc.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

244 Madison Avenue, New York City, NY	10016-2817
(Address of principal executive offices)	(Zip Code)

(802) 255-4212

(Registrant’s telephone number, including area code)

____________________________________________________

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

60,648,433 common stock issued and outstanding as of September 10, 2020

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

STARTECH LABS, INC.

BALANCE SHEETS

(Unaudited)

	August 31,	May 31,
	2020	2020
ASSETS
Current Assets

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$3,500	$4,225
Accrued interest	29,752	23,986
Convertible notes	119,302	113,670
Total Current Liabilities	152,554	141,881

Total Liabilities	152,554	141,881

STOCKHOLDERS' DEFICIT
Common Stock: $0.001 par value, 75,000,000 shares authorized,60,648,433 shares and 55,148,433 issued and outstanding, respectively	60,648	55,148
Additional paid-in capital	38,644,521	38,622,389
Accumulated deficit	(38,857,723)	(38,819,418)
Total Stockholders' Deficit	(152,554)	(141,881)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

STARTECH LABS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	August 31,	August 31,
	2020	2019

Revenues	$-	$-

Operating Expenses
General and administration	450	450
Professional	15,458	13,693
Total operating expenses	15,908	14,143

Net loss from operations	(15,908)	(14,143)

Other expense
Interest expense	(22,397)	(50,976)
Total other expense	(22,397)	(50,976)

Net loss before taxes	(38,305)	(65,119)
Provision for income taxes	-	-
Net loss	$(38,305)	$(65,119)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.44)

Weighted Average Common Shares Outstanding	60,648,433	148,433

The accompanying notes are an integral part of these audited financial statements.

STARTECH LABS, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED AUGUST 31, 2020 AND 2019

(Unaudited)

			Additional
	Common stock		paid-in	Accumulated
	Shares	Amount	capital	Deficit	Total

Balance, May 31, 2020	55,148,433	$55,148	$38,622,389	$(38,819,418)	$(141,881)
Beneficial conversion feature	-	-	16,632	-	16,632
Common shares issued for repayment of convertible notes	5,500,000	5,500	5,500	-	11,000
Net loss for the period	-	-	-	(38,305)	(38,305)
Balance, August 31, 2020	60,648,433	$60,648	$38,644,521	$(38,857,723)	$(152,554)

			Additional
	Common stock		paid-in	Accumulated
	Shares	Amount	capital	Deficit	Total

Balance, May 31, 2019	148,433	$148	$71,465	$(157,219)	$(85,606)
Beneficial conversion feature	-	-	45,746	-	45,746
Net loss for the period	-	-	-	(65,119)	(65,119)
Balance, August 31, 2019	148,433	$148	$117,211	$(222,338)	$(104,979)

The accompanying notes are an integral part of these unaudited financial statements.

STARTECH LABS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	August 31,	August 31,
	2020	2019

Cash Flows from Operating Activities:
Net loss	$(38,305)	$(65,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	16,632	45,746
Changes in operating assets and liabilities:
Accounts payable	(725)	(574)
Accrued interest	5,766	5,230
Net Cash Used in Operating Activities	(16,632)	(14,717)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes	16,632	14,717
Net Cash Provided by Financing Activities	16,632	14,717

Net Change in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents, beginning of period	-	-
Cash and Cash Equivalents, end of period	$-	$-

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Disclosure:
Beneficial conversion feature	$16,632	$45,746
Issuance of common shares for repayment of convertible notes	$11,000	$-

The accompanying notes are an integral part of these unaudited financial statements.

STARTECH LABS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2020

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

In the opinion of the company’s management, the accompanying unaudited interim financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the company as of August 31, 2020 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended August 31, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the company’s Annual Report on Form 10-K for the year ended May 31, 2020 filed with the SEC on August 21, 2020.

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

For the three months ended August 31, 2020 and August 31, 2019, respectively, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	August 31, 2020	August 31, 2019
	(Shares)	(Shares)
Convertible notes payable	37,648,682	8,201,431

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

As of August 31, 2020, and May 31, 2020, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

The Company has incurred net losses since inception on April 20, 2013 through August 31, 2020 totaling $38,857,723 and has negative working capital at August 31, 2020. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the Business paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

On June 1, 2020, the Company issued 5,500,000 shares of common stock valued at $5,500,000 based on stock trading price at $1.00 per share for the partial repayment of convertible notes at aggregated principal amount of $11,000.

As of August 31, 2020, and May 31, 2020, 60,648,433 shares and 55,148,433 shares of common stock were issued and outstanding, respectively.

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

NOTE 6 – CONVERTIBLE NOTES

	August 31,	May 31,
	2020	2020
Convert Notes - June 2019	$56,859	$56,859
Convert Notes - August 2019	14,716	14,716
Convert Notes - November 2019	8,789	8,789
Convert Notes - February 2020	18,956	29,956
Convert Notes - May 2020	3,350	3,350
Convert Notes - August 2020	16,632	-
	119,302	113,670
Less current portion of convertible notes payable	(119,302)	(113,670)
Long-term convertible notes payable	$-	$-

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

On January 3, 2020, the Company amended a convertible note of $25,000 issued on June 1, 2019. The amended convertible note is due on demand, bear interest at 5% per annum and are convertible at $0.002 per share for the Company common stock. On February 17, 2020, the note holder of the amended convertible note sold the note to two unaffiliated parties. On June 1, 2020, principal of $11,000 from the convertible notes was converted for 5,500,000 shares of common stock.

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

On August 31, 2020, the Company issued a convertible note to an unaffiliated party of $16,632 for paying operating expenses on behalf of the Company. The convertible note is due on demand, bears interest at 25% per annum and is convertible at $0.001 per share for the Company common stock. The debt discount from the beneficial conversion of $16,632 was expensed upon issuance of the note.

During the three months ended August 31, 2020 and August 31, 2019, the Company incurred note interest expense of $23,986 and $5,230, respectively.

As of August 31, 2020, and May 31, 2020 the convertible notes payable was $119,302 and $113,670, respectively, and accrued note interest payable was $29,752 and $23,986, respectively.

NOTE 7– SUBSEQUENT EVENT

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the August 31, 2020 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited financial statements for the three months ended August 31, 2020 and August 31, 2019.

Three months ending August 31, 2020 compared to three months ending August 31, 2019:

	For the Three Months Ended
	August 31,	August 31,
	2020	2019	Change	%
Revenue	$-	$-	$-	-
Operating Expenses
General and administrative expenses	450	450	-	-
Professional fees	15,458	13,693	1,765	13%
Other expense	22,397	50,976	(28,579)	(56%)
Net Loss	$(38,305)	$(65,119)	$26,814	(41%)

Revenue

We have not generated any revenues for the three months ended August 31, 2020 and August 31, 2019.

Operating expense

Operating expenses for three months ended August 31, 2020 included general and administrative expenses of $450 and professional fees of $15,458. Operating expenses for three months ended August 31, 2019 included general and administrative expenses of $450 and professional fees of $13,693.

Other expense

Other expense for three months ended August 31, 2020 included convertible note discount amortization of $16,632 and convertible note interest expense of $5,765. Other expense for three months ended August 31, 2019 included convertible note discount amortization of $45,746 and convertible note interest expense of $5,230

Net loss

Net loss totaled $38,305 for the three months ended August 31, 2020, compared to a net loss for the three months ended August 31, 2019 of $65,119. The decrease in net loss was due to the decrease in convertible note discount amortization.

Liquidity and Capital Resources

Working Capital

	August 31,	May 31,
	2020	2020	Change
Current Assets	$-	$-	-
Current Liabilities	$152,554	$141,881	10,673
Working Capital Deficiency	$(152,554)	$(141,881)	(10,673)

The increase in working capital deficiency during the three months ended August 31, 2020 was primarily a result of an increase of convertible notes and accrued interest payable.

	For the Three Months Ended
	August 31,	August 31,
	2020	2019
Cash Flows used in Operating Activities	$(16,632)	$(14,717)
Cash Flows used in Investing Activities	-	-
Cash Flows from Financing Activities	16,632	14,717
Net Change in Cash and Cash Equivalents	$-	$-

Cash Flows

Cash Flow from Operating Activities

During the three months ended August 31, 2020, our company used $16,632 in cash from operating activities, compared to $14,717 cash used in operating activities during the three months ended August 31, 2019.

The cash used from operating activities for the three months ended August 31, 2020 was attributed to a net loss of $38,305, reduced by amortization of debt discount of $16,632 and changes in operating assets and liabilities of $5,041.

The cash used from operating activities for the three months ended August 31, 2019 was attributed to a net loss of $65,119, reduced by amortization of debt discount of $45,746 and changes in operating assets and liabilities of $4,656.

Cash Flow from Investing Activities

During the three months ended August 31, 2020 and August 31, 2019, our company did not use any cash in investing activities.

Cash Flow from Financing Activities

During the three months ended August 31,2020, our company received $16,632 and $14,717 from the issuance of convertible notes, respectively.

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

Going Concern

We have incurred net loss since our inception on April 20, 2013 through August 31, 2020 totaling $38,857,723 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors’ report on our financial statements for the year ended May 31, 2020 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Item 4. Controls and Procedures

Evaluation Of Disclosure Controls And Procedures

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of August 31, 2020, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, our President (our Principal Executive Officer and Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of August 31, 2020, our company’s disclosure controls and procedures were not effective and do not provide reasonable assurance that material information related to our company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of August 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of August 31, 2020, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended August 31, 2020 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 31, 2020, the Company issued a convertible note to an unaffiliated party of $16,632 for paying operating expenses on behalf of the Company. The convertible note is due on demand, bears interest at 25% per annum and is convertible at $0.001 per share for the Company common stock. The debt discount from the beneficial conversion of $16,632 was expensed upon issuance of the note.

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

STARTECH LABS, INC.
(Registrant)

Dated: October 1, 2020	/s/ Kevin So
Kevin So
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

