Form 10-Q
period 2020-11-30
Startech Labs, Inc.
filed 2020-12-17
CIK 1584480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

or

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

60,648,433 common stock issued and outstanding as of December 15, 2020

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

STARTECH LABS, INC.

BALANCE SHEETS

(Unaudited)

	November 30,	May 31,
	2020	2020
ASSETS
Current Assets

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$300	$4,225
Accrued interest	36,490	23,986
Convertible notes	126,702	113,670
Total Current Liabilities	163,492	141,881

Total Liabilities	163,492	141,881

STOCKHOLDERS' DEFICIT
Common Stock: $0.001 par value, 75,000,000 shares authorized, 60,648,433 shares and 55,148,433 issued and outstanding, respectively	60,648	55,148
Additional paid-in capital	38,651,922	38,622,389
Accumulated deficit	(38,876,062)	(38,819,418)
Total Stockholders' Deficit	(163,492)	(141,881)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARTECH LABS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2020	2019	2020	2019

Operating Expenses
General and administration	$450	$1,450	$900	$1,900
Professional	3,750	5,529	19,208	19,222
Total operating expenses	4,200	6,979	20,108	21,122

Net loss from operations	(4,200)	(6,979)	(20,108)	(21,122)

Other expense
Interest expense	(14,139)	(9,705)	(36,536)	(60,681)
Total other expense	(14,139)	(9,705)	(36,536)	(60,681)

Net loss before taxes	(18,339)	(16,684)	(56,644)	(81,803)
Provision for income taxes	-	-	-	-
Net loss	$(18,339)	$(16,684)	$(56,644)	$(81,803)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.11)	$(0.00)	$(0.55)

Weighted Average Common Shares Outstanding	60,648,433	148,433	60,648,433	148,433

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARTECH LABS, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2020 AND 2019

(Unaudited)

			Additional
	Common stock		paid-in	Accumulated
	Shares	Amount	capital	Deficit	Total

Balance, May 31, 2020	55,148,433	$55,148	$38,622,389	$(38,819,418)	$(141,881)
Beneficial conversion feature	-	-	16,632	-	16,632
Common shares issued for repayment of convertible notes	5,500,000	5,500	5,500	-	11,000
Net loss for the period	-	-	-	(38,305)	(38,305)
Balance, August 31, 2020	60,648,433	$60,648	$38,644,521	$(38,857,723)	$(152,554)
Beneficial conversion feature	-	-	7,401	-	7,401
Net loss for the period	-	-	-	(18,339)	(18,339)
Balance, November 30, 2020	60,648,433	$60,648	$38,651,922	$(38,876,062)	$(163,492)

			Additional
	Common stock		paid-in	Accumulated
	Shares	Amount	capital	Deficit	Total

Balance, May 31, 2019	148,433	$148	$71,465	$(157,219)	$(85,606)
Beneficial conversion feature	-	-	45,746	-	45,746
Net loss for the period	-	-	-	(65,119)	(65,119)
Balance, August 31, 2019	148,433	$148	$117,211	$(222,338)	$(104,979)
Beneficial conversion feature	-	-	8,788	-	8,788
Net loss for the period	-	-	-	(16,684)	(16,684)
Balance, November 30, 2019	148,433	$148	$125,999	$(239,022)	$(112,875)

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARTECH LABS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	November 30,	November 30,
	2020	2019

Cash Flows from Operating Activities:
Net loss	$(56,644)	$(81,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	24,032	54,534
Changes in operating assets and liabilities:
Accounts payable	(3,925)	(2,383)
Accrued interest	12,504	6,147
Net Cash Used in Operating Activities	(24,033)	(23,505)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes	24,033	23,505
Net Cash Provided by Financing Activities	24,033	23,505

Net Change in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents, beginning of period	-	-
Cash and Cash Equivalents, end of period	$-	$-

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Disclosure:
Beneficial conversion feature	$24,033	$54,534
Issuance of common shares for repayment of convertible notes	$11,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARTECH LABS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2020

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

In the opinion of the company’s management, the accompanying unaudited interim financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the company as of November 30, 2020 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended November 30, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the company’s Annual Report on Form 10-K for the year ended May 31, 2020 filed with the SEC on August 21, 2020.

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

For the six months ended November 30, 2020 and November 30, 2019, respectively, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	November 30, 2020	November 30, 2019
	(Shares)	(Shares)
Convertible notes payable	45,048,982	8,210,682

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

As of November 30, 2020, and May 31, 2020, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

The Company has incurred net losses since inception on April 20, 2013 through November 30, 2020 totaling $38,876,062 and has negative working capital at November 30, 2020. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the Business paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

As of November 30, 2020, and May 31, 2020, 60,648,433 shares and 55,148,433 shares of common stock were issued and outstanding, respectively.

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

NOTE 6 – CONVERTIBLE NOTES

	November 30,	May 31,
	2020	2020
Convertible Notes - June 2019	$56,859	$56,859
Convertible Notes - August 2019	14,716	14,716
Convertible Notes - November 2019	8,789	8,789
Convertible Notes - February 2020	18,956	29,956
Convertible Notes - May 2020	3,350	3,350
Convertible Notes - August 2020	16,632	-
Convertible Notes - November 2020	7,400	-
	126,702	113,670
Less current portion of convertible notes payable	(126,702)	(113,670)
Long-term convertible notes payable	$-	$-

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

On November 30, 2020, the Company issued a convertible note to an unaffiliated party of $7,400 for paying operating expenses on behalf of the Company. The convertible note is due on demand, bears interest at 25% per annum and is convertible at $0.001 per share for the Company common stock. The debt discount from the beneficial conversion of $7,400 was expensed upon issuance of the note.

During the six months ended November 30, 2020 and November 30, 2019, the Company incurred note interest expense of $12,503 and $6,147, respectively.

As of November 30, 2020, and May 31, 2020, the convertible notes payable was $126,702 and $113,670, respectively, and accrued note interest payable was $36,490 and $23,986, respectively.

NOTE 7– SUBSEQUENT EVENT

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the November 30, 2020 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited financial statements for the three months and six ended November 30, 2020 and November 30, 2019.

Three months ending November 30, 2020 compared to three months ending November 30, 2019:

	For the Three Months Ended
	November 30,	November 30,
	2020	2019	Change	%
Operating Expenses
General and administrative expenses	$450	$1,450	$(1,000)	(69)%
Professional fees	3,750	5,529	(1,779)	(32)%
Other expense	14,139	9,705	4,434	46%
Net Loss	$(18,339)	$(16,684)	$(1,655)	10%

 Operating expense

Operating expenses for three months ended November 30, 2020 included general and administrative expenses of $450 and professional fees of $3,750. Operating expenses for three months ended November 30, 2019 included general and administrative expenses of $1,450 and professional fees of $5,529.

Other expense

Other expense for three months ended November 30, 2020 included convertible note discount amortization of $7,400 and convertible note interest expense of $6,738. Other expense for three months ended November 30, 2019 included convertible note discount amortization of $8,788 and convertible note interest expense of $917

Net loss

Net loss totaled $18,339 for the three months ended November 30, 2020, compared to a net loss for the three months ended November 30, 2019 of $16,684. The increase in net loss was due to the increase in convertible note interest expense.

Six months ending November 30, 2020 compared to six months ending November 30, 2019:

	For the Six Months Ended
	November 30,	November 30,
	2020	2019	Change	%
Operating Expenses
General and administrative expenses	$900	$1,900	$(1,000)	(53)%
Professional fees	19,208	19,222	(14)	(0)%
Other expense	36,536	60,681	(24,145)	(40)%
Net Loss	$(56,644)	$(81,803)	$25,159	(31)%

Operating expense

Operating expenses for six months ended November 30, 2020 included general and administrative expenses of $900 and professional fees of $19,208. Operating expenses for six months ended November 30, 2019 included general and administrative expenses of $1,900 and professional fees of $19,222.

Other expense

Other expense for six months ended November 30, 2020 included convertible note discount amortization of $24,033 and convertible note interest expense of $12,503. Other expense for six months ended November 30, 2019 included convertible note discount amortization of $54,534 and convertible note interest expense of $6,147.

Net loss

Net loss totaled $56,644 for the six months ended November 30, 2020, compared to a net loss for the six months ended November 30, 2019 of $81,803. The decrease in net loss was mainly due to the decrease in convertible note discount amortization.

Liquidity and Capital Resources

Working Capital

	November 30,	May 31,
	2020	2020	Change
Current Assets	$-	$-	$-
Current Liabilities	$163,492	$141,881	$21,611
Working Capital Deficiency	$(163,492)	$(141,881)	$(21,611)

The increase in working capital deficiency during the six months ended November 30, 2020 was primarily a result of an increase of convertible notes and accrued interest payable.

	For the Six Months Ended
	November 30,	November 30,
	2020	2019
Cash Flows used in Operating Activities	$(24,033)	$(23,505)
Cash Flows used in Investing Activities	-	-
Cash Flows from Financing Activities	24,033	23,505
Net Change in Cash and Cash Equivalents	$-	$-

Cash Flows

Cash Flow from Operating Activities

During the six months ended November 30, 2020, our company used $24,033 in cash from operating activities, compared to $23,505 cash used in operating activities during the six months ended November 30, 2019.

The cash used from operating activities for the six months ended November 30, 2020 was attributed to a net loss of $56,644, reduced by amortization of debt discount of $24,032 and changes in operating assets and liabilities of $8,579.

The cash used from operating activities for the six months ended November 30, 2019 was attributed to a net loss of $81,803, reduced by amortization of debt discount of $54,534 and changes in operating assets and liabilities of $3,764.

Cash Flow from Investing Activities

During the six months ended November 30, 2020 and November 30, 2019, our company did not use any cash in investing activities.

Cash Flow from Financing Activities

During the six months ended November 30,2020, our company received $24,033 and $23,505 from the issuance of convertible notes, respectively.

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

Going Concern

We have incurred net loss since our inception on April 20, 2013 through November 30, 2020 totaling $38,876,062 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors’ report on our financial statements for the year ended May 31, 2020 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Item 4. Controls and Procedures

Evaluation Of Disclosure Controls And Procedures

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of November 30, 2020, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, our President (our Principal Executive Officer and Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of November 30, 2020, our company’s disclosure controls and procedures were not effective and do not provide reasonable assurance that material information related to our company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of November 30, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of November 30, 2020, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 30, 2020, the Company issued a convertible note to an unaffiliated party of $7,400 for paying operating expenses on behalf of the Company. The convertible note is due on demand, bears interest at 25% per annum and is convertible at $0.001 per share for the Company common stock. The debt discount from the beneficial conversion of $7,400 was expensed upon issuance of the note.

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

STARTECH LABS, INC.
(Registrant)

Dated: December 17, 2020	/s/ Kevin So
Kevin So
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

