Form 10-Q
period 2021-02-28
Startech Labs, Inc.
filed 2021-04-08
CIK 1584480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

or

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

60,648,433 common stock issued and outstanding as of March 31, 2021

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

STARTECH LABS, INC.

BALANCE SHEETS

(Unaudited)

	February 28,	May 31,
	2021	2020
ASSETS
Current Assets
Total Current Assets	$-	$-

Intangible Assets	400	-

Total Assets	$400	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$2,974	$4,225
Accrued interest	43,610	23,986
Convertible notes	129,402	113,670
Total Current Liabilities	175,986	141,881

Total Liabilities	175,986	141,881

STOCKHOLDERS' DEFICIT
Common Stock: $0.001 par value, 75,000,000 shares authorized, 60,648,433 shares and 55,148,433 issued and outstanding, respectively	60,648	55,148
Additional paid-in capital	38,654,622	38,622,389
Accumulated deficit	(38,890,856)	(38,819,418)
Total Stockholders' Deficit	(175,586)	(141,881)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$400	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARTECH LABS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020

Operating Expenses
General and administration	450	450	1,350	2,350
Professional	4,524	4,411	23,732	23,633
Stock based compensation	-	38,500,000	-	38,500,000
Total operating expenses	4,974	38,504,861	25,082	38,525,983

Net loss from operations	(4,974)	(38,504,861)	(25,082)	(38,525,983)

Other expense
Interest expense	(9,820)	(11,811)	(46,356)	(72,492)
Total other expense	(9,820)	(11,811)	(46,356)	(72,492)

Net loss before taxes	(14,794)	(38,516,672)	(71,438)	(38,598,475)
Provision for income taxes	-	-	-	-
Net loss	$(14,794)	$(38,516,672)	$(71,438)	$(38,598,475)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(259.49)	$(0.00)	$(260.04)

Weighted Average Common Shares Outstanding	60,648,433	148,433	60,648,433	148,433

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARTECH LABS, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2021 AND FEBRUARY 29, 2020

(Unaudited)

			Additional
	Common stock		paid-in	Accumulated
	Shares	Amount	capital	Deficit	Total

Balance, May 31, 2020	55,148,433	$55,148	$38,622,389	$(38,819,418)	$(141,881)
Beneficial conversion feature	-	-	16,632	-	16,632
Common shares issued for repayment of convertible notes	5,500,000	5,500	5,500	-	11,000
Net loss for the period	-	-	-	(38,305)	(38,305)
Balance, August 31, 2020	60,648,433	$60,648	$38,644,521	$(38,857,723)	$(152,554)
Beneficial conversion feature	-	-	7,401	-	7,401
Net loss for the period	-	-	-	(18,339)	(18,339)
Balance, November 30, 2020	60,648,433	$60,648	$38,651,922	$(38,876,062)	$(163,492)
Beneficial conversion feature	-	-	2,700	-	2,700
Net loss for the period	-	-	-	(14,794)	(14,794)
Balance, February 28, 2021	60,648,433	$60,648	$38,654,622	$(38,890,856)	$(175,586)

			Additional
	Common stock		paid-in	Stock	Accumulated
	Shares	Amount	capital	Payable	Deficit	Total

Balance, May 31, 2019	148,433	$148	$71,465	$-	$(157,219)	$(85,606)
Beneficial conversion feature	-	-	45,746	-	-	45,746
Net loss for the period	-	-	-	-	(65,119)	(65,119)
Balance, August 31, 2019	148,433	$148	$117,211	$-	$(222,338)	$(104,979)
Beneficial conversion feature	-	-	8,788	-	-	8,788
Net loss for the period	-	-	-	-	(16,684)	(16,684)
Balance, November 30, 2019	148,433	$148	$125,999	$-	$(239,022)	$(112,875)
Stock based compensation	-	-	-	38,500,000	-	38,500,000
Net loss for the period	-	-	-	-	(38,516,672)	(38,516,672)
Balance, February 29, 2020	148,433	$148	$125,999	$38,500,000	$(38,755,694)	$(129,547)

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARTECH LABS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	February 28,	February 29,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(71,438)	$(38,598,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	38,500,000
Amortization of debt discount	26,732	54,534
Changes in operating assets and liabilities:
Accounts payable	(1,250)	(2,478)
Accrued interest	19,624	17,958
Net Cash Used in Operating Activities	(26,332)	(28,461)

Cash Flows from Investing Activities:
Acquisition of intangible assets	(400)	-
Net Cash Used in Investing Activities	(400)	-

Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes	26,732	28,461
Net Cash Provided by Financing Activities	26,732	28,461

Net Change in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents, beginning of period	-	-
Cash and Cash Equivalents, end of period	$-	$-

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Disclosure:
Beneficial conversion feature	$26,732	$54,534
Issuance of common shares for repayment of convertible notes	$11,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARTECH LABS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FEBRUARY 28, 2021

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization, Nature of Business and Trade Name

Startech Labs, Inc. (the Company), formerly UpperSolution.com, was incorporated in the State of Nevada on April 20, 2013 with the principal business objective of creating an independent and unbiased mobile app that enables consumers to find the best cellular rate plan for their need and getting real-time notifications when a new cellular plan is available.

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

On December 1, 2018, the Company disposed of its mobile application company subsidiary, Analog Nest Technologies, Inc.

On January 16, 2021, the Company acquired travel booking websites and mobile apps.

The Company develops customized web solutions with both commercial and retail applications. Currently focused on further development of fare aggregators and travel metasearch engines, the Company owns and operates international online travel and hospitality web portals where users can search for flights and hotels and select the most economical options.

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

In the opinion of the company’s management, the accompanying unaudited interim financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the company as of February 28, 2021 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended February 28, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the company’s Annual Report on Form 10-K for the year ended May 31, 2020 filed with the SEC on August 21, 2020.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, using the following five-step procedure:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

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

For the nine months ended February 28, 2021 and February 29, 2020, respectively, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	February 28,	February 29,
	2021	2020
	(Shares)	(Shares)
Convertible notes payable	47,748,982	25,666,292

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

As of February 28, 2021, and May 31, 2020, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

Intangible Assets

The Company accounts for intangible assets (including website and mobile app) in accordance with ASC 350 “Intangibles-Goodwill and Other” (“ASC 350”). ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. In addition, ASC 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units; assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates.

The cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed, either on a straight-line or accelerated basis over the estimated periods benefited. Patents, technology and other intangibles with contractual terms are generally amortized over their respective legal or contractual lives. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted.

During the nine months ended February 28, 2021, the Company acquired travel booking websites and mobile apps of $400. The intangible assets are subject to annual impairment test.

Share-based Expenses

ASC 718 “Compensation – Stock Compensation” prescribes accounting and reporting standards for all share-based payment transactions in which employee services and non-employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees and non-employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

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

The Company has incurred net losses since inception on April 20, 2013 through February 28, 2021 totaling $38,890,856 and has negative working capital of $175,986 at February 28, 2021. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the Business paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

As of February 28, 2021, and May 31, 2020, 60,648,433 shares and 55,148,433 shares of common stock were issued and outstanding, respectively.

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

NOTE 6 – CONVERTIBLE NOTES

	February 28,	May 31,
	2021	2020
Convertible Notes - June 2019	$56,859	$56,859
Convertible Notes - August 2019	14,716	14,716
Convertible Notes - November 2019	8,789	8,789
Convertible Notes - February 2020	18,956	29,956
Convertible Notes - May 2020	3,350	3,350
Convertible Notes - August 2020	16,632	-
Convertible Notes - November 2020	7,400	-
Convertible Notes - November 2020	2,700.00	0
	129,402	113,670
Less current portion of convertible notes payable	(129,402)	(113,670)
Long-term convertible notes payable	$-	$-

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

On February 28, 2021, the Company issued a convertible note to an unaffiliated party of $2,700 for paying operating expenses on behalf of the Company. The convertible note is due on demand, bears interest at 25% per annum and is convertible at $0.001 per share for the Company common stock. The debt discount from the beneficial conversion of $2,700 was expensed upon issuance of the note.

During the nine months ended February 28, 2021 and February 29, 2020, the Company incurred note interest expense of $19,623 and $17,958, respectively.

As of February 28, 2021, and May 31, 2020, the convertible notes payable was $129,402 and $113,670, respectively, and accrued note interest payable was $43,610 and $23,986, respectively.

NOTE 7 – RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at February 28, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this financial statements. These estimates may change, as new events occur and additional information is obtained.

NOTE 8 – SUBSEQUENT EVENT

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the February 28, 2021 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Our Current Business

Startech Labs develops customized web solutions with both commercial and retail applications. Currently focused on further development of fare aggregators and travel metasearch engines, Startech Labs owns and operates international online travel and hospitality web portals where users can search for flights and hotels and select the most economical options.

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited financial statements for the three months and nine months ended February 28, 2021 and February 29, 2020.

Three months ending February 28, 2021 compared to three months ending February 29, 2020:

	For the Three Months Ended
	February 28,	February 29,
	2021	2020	Change	%
Operating Expenses
General and administrative expenses	$450	$450	$-	0%
Professional fees	4,524	4,411	113	3%
Stock based compensation	-	38,500,000	(38,500,000)	(100%)
Other expense	9,820	11,811	(1,991)	(17%)
Net Loss	$(14,794)	$(38,516,672)	$38,501,878	(100%)

Net loss

Net loss totaled $14,794 for the three months ended February 28, 2021, compared to a net loss for the three months ended February 29, 2020 of $38,516,672. The decrease in net loss was mainly due to stock based compensation of $38,500,000 incurred during the three months ended February 29, 2020.

Operating expense

Operating expenses for three months ended February 28, 2021 included general and administrative expenses of $450 and professional fees of $4,524. Operating expenses for three months ended February 29, 2020 included general and administrative expenses of $450, professional fees of $4,411 and stock based compensation of $38,500,000 for the year 2019 salary of the Company’s Chief Executive Officer.

Other expense

Other expense for three months ended February 28, 2021 included convertible note discount amortization of $2,700 and convertible note interest expense of $7,120. Other expense for three months ended February 29, 2020 included convertible note interest expense of $11,811.

Nine months ending February 28, 2021 compared to six months ending February 29, 2020:

	For the Nine Months Ended
	February 28,	February 29,
	2021	2020	Change	%
Operating Expenses
General and administrative expenses	$1,350	$2,350	$(1,000)	(43%)
Professional fees	23,732	23,633	99	0%
Stock based compensation	-	38,500,000	(38,500,000)	(100%)
Other expense	46,356	72,492	(26,136)	(36%)
Net Loss	$(71,438)	$(38,598,475)	$38,527,037	(100%)

Net loss

Net loss totaled $71,438 for the nine months ended February 28, 2021, compared to a net loss for the nine months ended February 29, 2020 of $38,598,475. The decrease in net loss was mainly due to stock based compensation of $38,500,000 incurred during the nine months ended February 29, 2020.

Operating expense

Operating expenses for nine months ended February 28, 2021 included general and administrative expenses of $1,350 and professional fees of $23,732. Operating expenses for nine months ended February 29, 2020 included general and administrative expenses of $2,350, professional fees of $23,633 and stock based compensation of $38,500,000 for the year 2019 salary of the Company’s Chief Executive Officer.

Other expense

Other expense for nine months ended February 28, 2021 included convertible note discount amortization of $26,733 and convertible note interest expense of $19,623. Other expense for nine months ended February 29, 2020 included convertible note discount amortization of $54,534 and convertible note interest expense of $17,958.

Liquidity and Capital Resources

Working Capital

	February 28,	May 31,
	2021	2020	Change
Current Assets	$-	$-	$-
Current Liabilities	$175,986	$141,881	$34,105
Working Capital Deficiency	$(175,986)	$(141,881)	$(34,105)

The increase in working capital deficiency during the nine months ended February 28, 2021 was primarily a result of an increase of convertible notes and accrued interest payable.

	For the Nine Months Ended
	February 28,	February 29,
	2021	2020
Cash Flows used in Operating Activities	$(26,332)	$(28,461)
Cash Flows used in Investing Activities	(400)	-
Cash Flows from Financing Activities	26,732	28,461
Net Change in Cash and Cash Equivalents	$-	$-

Cash Flows

Cash Flow from Operating Activities

During the nine months ended February 28, 2021, our company used $26,332 in cash from operating activities, compared to $28,461 cash used in operating activities during the nine months ended February 29, 2020.

The cash used from operating activities for the nine months ended February 28, 2021 was attributed to a net loss of $71,438, reduced by amortization of debt discount of $26,732 and changes in operating assets and liabilities of $18,374.

The cash used from operating activities for the nine months ended February 29, 2020 was attributed to a net loss of $38,598,475, reduced by stock based compensation of $38,500,000, amortization of debt discount of $54,534 and changes in operating assets and liabilities of $15,480.

Cash Flow from Investing Activities

During the nine months ended February 28, 2021 and February 29, 2020, our company did not use any cash in investing activities.

Cash Flow from Financing Activities

During the nine months ended February 28, 2021, our company received $26,732 and $28,461 from the issuance of convertible notes, respectively.

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

Going Concern

We have incurred net loss since our inception on April 20, 2013 through February 28, 2021 totaling $38,890,856 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors’ report on our financial statements for the year ended May 31, 2020 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

Recently Issued Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer, principal financial officer and principal accounting officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer has concluded that as of such date, our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On February 28, 2021, the Company issued a convertible note to an unaffiliated party of $2,700 for paying operating expenses on behalf of the Company. The convertible note is due on demand, bears interest at 25% per annum and is convertible at $0.001 per share for the Company common stock. The debt discount from the beneficial conversion of $2,700 was expensed upon issuance of the note.

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

STARTECH LABS, INC.
(Registrant)

Dated: April 8, 2021	/s/ Kevin So
Kevin So
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

