Form 10-K
period 2021-05-31
Startech Labs, Inc.
filed 2021-08-16
CIK 1584480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2021

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on November 30, 2020, was $1,298,897 based on a $0.23 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (calculated on a post-split basis).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

60,647,380 shares of common stock as of August 11 2021.

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

Analog Nest was incorporated in the State of Nevada on September 8, 2017 as a mobile application (“app”) company focused on utility/entertainment apps for Google’s Android and Apple’s iOS platforms. In December 2017, Analog Nest acquired the following apps: Old Fart Booth, Old Fart Booth Pro, Ugly Face Booth, Ugly Santa Booth, Baldy - Bald Photo Booth, Fatty - Make Funny Fat Faces, Slender Man Scary Prank, Anime Booth, Anime Booth Free, Minecart Mayhem, Pimp My Pet, Pimp My Dog, Cavity Detector - Scary Prank, Mustacher, Alex From Target, A Farm Animal Salon, Mustacher Pro, Pimp My Cat, and Animal Dress Up Salon.

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

Recent Business Development

We have expanded their suite of travel and metasearch offerings by completing development and the launch of 2 additional sites, www.gohotelbookings.com and www.goflightsnow.com, to complement their existing offerings www.gotravelbookings.com and www.gohotelflights.com.

Along with their existing Android App GoTravelBookings, the registrant hopes to further grow the easily recognizable “Go” Branding to offer both Leisure and Business Travelers a full suite of services, to coincide with the potential resumption of travel in the mid to long term.

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

Holders

As of August 11, 2021, we had 4 shareholders of record of our common stock with 60,647,380 shares of common stock outstanding.

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

Recent Sales of unregistered securities

None.

Issuer Purchases of Equity Securities

There were no repurchases of common stock for the year ended May 31, 2021.

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

Results of Operations - Years Ended May 31, 2021 and 2020

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the years ended May 31, 2021 and 2020, which are included herein.

Our operating results for the year ended May 31, 2021 and 2020, and the changes between those periods for the respective items are summarized as follows:

	For the Year Ended
	May 31,	May 31,
	2021	2020	Change	%
Operating Expenses
General and administrative expenses	$1,800	$2,825	$(1,025)	(36%)
Professional fees	27,982	29,464	(1,482)	(5%)
Stock based compensation	-	38,500,000	(38,500,000)	(100%)
Total Operating Expenses	29,782	38,532,289	(38,502,507)	(100%)
Other expense	53,805	129,910	(76,105)	(59%)
Net Loss	$(83,587)	$(38,662,199)	$38,578,612	(100%)

Revenue

We have not generated any revenues for the year ended May 31, 2021 and May 31, 2020.

Operating expense

Operating expenses for year ended May 31, 2021 decreased to $29,782 from $38,532,289 incurred during the year ended May 31, 2020 due to stock compensation of $38,500,000 incurred from issuance of common share to the Company’s Chief Executive Officer during the year ended May 31, 2020.

Other expense

Interest expense for the year ended May 31, 2021 decreased to $53,805 from $129,910 for the year ended May 31, 2020 due to the decrease in note discount amortization as some of the note discount have been fully amortized during the year ended May 31, 2020.

Net loss

Net loss for the year ended May 31, 2021 decreased to $83,587 from $38,662,199 for the year ended May 31, 2020 due to the decrease in in operation expenses and other expenses during the year ended May 31, 2021.

Liquidity and Capital Resources

Working Capital

	May 31,	May 31,
	2021	2020	Change
Current Assets	$-	$-	$-
Current Liabilities	$188,135	$141,881	$46,254
Working Capital Deficiency	$(188,135)	$(141,881)	$(46,254)

The increase in working capital deficiency during the year ended May 31, 2021 was primarily a result of an increase of convertible notes, accrued interest and amount due to related party.

Cash Flows

	For the Year Ended
	May 31,	May 31,
	2021	2020
Cash Flows used in Operating Activities	$(30,332)	$(31,810)
Cash Flows used in Investing Activities	(400)	-
Cash Flows from Financing Activities	30,732	31,810
Net Change in Cash and Cash Equivalents	$-	$-

Cash Flow from Operating Activities

During the year ended May 31, 2021, our company used $30,332 in cash from operating activities, compared to $31,810 cash used in operating activities during the year ended May 31, 2020.

The cash used from operating activities for the year ended May 31, 2021 was attributed to a net loss of $83,587, decreased by non-cash expense of $27,072 for amortization of debt discount and an increase in working capital of $26,523.

The cash used from operating activities for the year ended May 31, 2020 was attributed to a net loss of $38,662,199, decreased by non-cash expense of $38,500,000 for stock based compensation and $105,924 for amortization of debt discount and an increase in working capital of $24,465.

Cash Flow from Investing Activities

During the year ended May 31, 2021, our company spent $400 on website development. During the year ended May 31, 2020, our company did not use any cash in investing activities.

Cash Flow from Financing Activities

During the year ended May 31, 2021, our company received $30,732 compared to $31,810 provided by financing activities during the year ended May 31, 2020.

During the year ended May 31, 2021, our company received proceed from issuance of convertible notes of $26,732 to pay the operating expenses and $4,000 from the Company’s director to pay operating expenses.

During the year ended May 31, 2020, our company received proceed from issuance of convertible notes of $31,810 to pay the operating expenses.

Liquidity and Capital Resources

Our cash balance at May 31, 2021 was $NIL with $188,135 in outstanding current liabilities, consisting of convertible notes of $129,402, accrued interest of $51,058, due to related party of $4,000 and accounts payable and accrued liabilities of $3,675. We estimate total expenditures over the next 12 months are expected to be approximately $30,000.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Startech Labs, Inc. as of May 31, 2021 and 2020, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2017

Lakewood, CO

August 13, 2021

Item 1. Financial Statements

STARTECH LABS, INC.

BALANCE SHEETS

	May 31,	May 31,
	2021	2020
ASSETS
Current Assets
Total Current Assets	$-	$-

Intangible Assets	400	-

Total Assets	$400	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$3,675	$4,225
Accrued interest	51,058	23,986
Due to related parties	4,000	-
Convertible notes	129,402	113,670
Total Current Liabilities	188,135	141,881

Total Liabilities	188,135	141,881

STOCKHOLDERS' DEFICIT
Common Stock: $0.001 par value, 75,000,000 shares authorized, 60,648,433 shares and 55,148,433 issued and outstanding, respectively	60,648	55,148
Additional paid-in capital	38,654,622	38,622,389
Accumulated deficit	(38,903,005)	(38,819,418)
Total Stockholders' Deficit	(187,735)	(141,881)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$400	$-

The accompanying notes are an integral part of these audited financial statements.

STARTECH LABS, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended
	May 31,	May 31,
	2021	2020

Operating Expenses
General and administration	1,800	2,825
Professional	27,982	29,464
Stock based compensation	-	38,500,000
Total operating expenses	29,782	38,532,289

Net loss from operations	(29,782)	(38,532,289)

Other expense
Interest expense	(53,805)	(129,910)
Total other expense	(53,805)	(129,910)

Net loss before taxes	(83,587)	(38,662,199)
Provision for income taxes	-	-
Net loss	$(83,587)	$(38,662,199)

Net Loss Per Common Share - Basic and Diluted	$(0.00)	$(3.02)

Weighted Average Common Shares Outstanding	60,648,433	12,805,967

The accompanying notes are an integral part of these audited financial statements.

STARTECH LABS, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED MAY 31, 2021 AND 2020

			Additional		Total
	Common stock		paid-in	Accumulated	Shareholders'
	Shares	Amount	capital	Deficit	Deficit

Balance, May 31, 2019	148,433	$148	$71,465	$(157,219)	$(85,606)
Beneficial conversion feature	-	-	105,924	-	105,924
Stock based compensation	55,000,000	55,000	38,445,000	-	38,500,000
Net loss for the period	-	-	-	(38,662,199)	(38,662,199)
Balance, May 31, 2020	55,148,433	$55,148	$38,622,389	$(38,819,418)	$(141,881)
Beneficial conversion feature	-	-	26,733	-	26,733
Common shares issued for repayment of convertible notes	5,500,000	5,500	5,500	-	11,000
Net loss for the period	-	-	-	(83,587)	(83,587)
Balance, May 31, 2021	60,648,433	$60,648	$38,654,622	$(38,903,005)	$(187,735)

The accompanying notes are an integral part of these audited financial statements.

STARTECH LABS, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended
	May 31,	May 31,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(83,587)	$(38,662,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	38,500,000
Amortization of debt discount	26,732	105,924
Changes in operating assets and liabilities:
Accounts payable	(549)	479
Accrued interest	27,072	23,986
Net Cash Used in Operating Activities	(30,332)	(31,810)

Cash Flows from Investing Activities:
Acquisition of intangible assets	(400)	-
Net Cash Used in Investing Activities	(400)	-

Cash Flows from Financing Activities:
Advancement from director	4,000	-
Proceeds from issuance of convertible notes	26,732	31,810
Net Cash Provided by Financing Activities	30,732	31,810

Net Change in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents, beginning of period	-	-
Cash and Cash Equivalents, end of period	$-	$-

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Disclosure:
Beneficial conversion feature	$26,732	$105,924
Issuance of common shares for repayment of convertible notes	$11,000	$81,859

The accompanying notes are an integral part of these audited financial statements.

STARTECH LABS, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

MAY 31, 2021

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

For the year ended May 31, 2021 and May 31, 2020, respectively, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	May 31,	May 31,
	2021	2020
	(Shares)	(Shares)
Convertible notes payable	47,748,982	29,016,292

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

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

In accordance with the fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value. The Company has not elected the fair value option for any eligible financial instruments.

As of May 31, 2021, and May 31, 2020, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

NOTE 3 - GOING CONCERN

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

The Company has incurred net losses since inception on April 20, 2013 through May 31, 2021 totaling $38,903,005 and has negative working capital of $188,135 at May 31, 2021. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the Business paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

NOTE 4 - COMMON STOCK

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

As of May 31, 2021 and May 31, 2020, 60,648,433 shares and 55,148,433 shares of common stock were issued and outstanding, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

On June 1, 2019, the Company issued convertible notes to three un-affiliated parties for an aggregate amount of $81,859 to replace the full amount of related party advances that had been provided to the Company through May 31, 2019. The convertible notes are due on demand, bear interest at 25% per annum and are convertible at $0.01 per share for the Company common stock.

During the year ended May 31, 2021, the Director of the Company made advancement of $4,000 for operating expenses on behalf of the Company.

As of May 31, 2021 and May 31, 2020, the amount due to director was $4,000 and $0, respectively.

NOTE 6 - CONVERTIBLE NOTES

	May 31,	May 31,
	2021	2020
Convertible Notes - June 2019	$56,859	$56,859
Convertible Notes - August 2019	14,716	14,716
Convertible Notes - November 2019	8,789	8,789
Convertible Notes - February 2020	18,956	29,956
Convertible Notes - May 2020	3,350	3,350
Convertible Notes - August 2020	16,632	-
Convertible Notes - November 2020	7,400	-
Convertible Notes - February 2021	2,700	-
	129,402	113,670
Less current portion of convertible notes payable	(129,402)	(113,670)
Long-term convertible notes payable	$-	$-

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

During the year ended May 31, 2021 and May 31, 2020, the Company incurred note interest expense of $27,072 and $23,986, respectively.

As of May 31, 2021, and May 31, 2020, the convertible notes payable was $129,402 and $113,670, respectively, and accrued note interest payable was $51,058 and $23,986, respectively.

NOTE 7 - INCOME TAXES

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of May 31, 2021 and 2020, are as follows:

	May 31,	May 31,
	2021	2020
Net operating loss carry forward	$413,368	$329,781
Statutory tax rate	21%	21%
Deferred tax asset	$86,807	$69,254
Less: Valuation allowance	(86,807)	(69,254)
Net deferred asset	-	-

As of May 31, 2021, the Company had $413,368 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2034 and 2041. NOLs generated in tax years prior May 31, 2018, can be carryforward for twenty years, whereas NOLs generated after May 31, 2018 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2014 through 2020 are subject to review by the tax authorities.

NOTE 8 - RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at May 31, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this financial statements. These estimates may change, as new events occur and additional information is obtained.

NOTE 9 - SUBSEQUENT EVENT

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the May 31, 2021 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Under the supervision and with the participation of our chief executive officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of May 31, 2021, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes In Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended May 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Except as provided above, there is no information to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K that has not been previously filed with the Securities and Exchange Commission.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) - (b) Identification of Directors and Executive Officers.

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

(d) Family relationships.

None.

(e) Business experience.

Mark Kevin So - President, Chief Executive Officer, Secretary and Director

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended May 31, 2021 and 2020; and

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kevin So(1)	2021	-	-	-	-	-	-	-	-
President, CEO, Secretary and Director	2020	-	-	-	-	-	-	38,500,000	38,500,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 11, 2021 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Kevin So 244 Madison Avenue New York City, NY10016-2817	55,000,000 Common / Direct	90.69%
Directors and Executive Officers as a Group	55,000,000 Common	90.69%

_______________

(1)

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 11, 2021. As of August 11, 2021, there were 60,647,380 shares of our common stock issued and outstanding.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended May 31, 2021, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended May 31, 2021 and for fiscal year ended May 31, 2020 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Fee Category	Year Ended May 31, 2021	Year Ended May 31, 2020

Audit Fees	$20,660	$16,600
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$20,660	$16,600

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

STARTECH LABS, INC.
(Registrant)

Dated: August 16, 2021	/s/ Kevin So
Kevin So
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

