Form 10-Q
period 2021-08-31
Startech Labs, Inc.
filed 2021-10-12
CIK 1584480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2021

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 333-190658

Startech Labs, Inc.
(Exact name of registrant as specified in its charter)

NV	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

244 Madison Avenue, New York City, NY	10016-2817
(Address of principal executive offices)	(Zip Code)

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

60,648,433 common stock issued and outstanding as of October 4, 2021

FORM 10-Q

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

STARTECH LABS, INC.

BALANCE SHEETS

(Unaudited)

	August 31,	May 31,
	2021	2021
ASSETS
Current Assets
Total Current Assets	$-	$-

Intangible Assets	400	400

Total Assets	$400	$400

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$2,051	$3,675
Accrued interest	58,506	51,058
Due to related parties	19,108	4,000
Convertible notes	129,402	129,402
Total Current Liabilities	209,067	188,135

Total Liabilities	209,067	188,135

STOCKHOLDERS’ DEFICIT
Common Stock: $0.001 par value, 75,000,000 shares authorized, 60,648,433 shares issued and outstanding	60,648	60,648
Additional paid-in capital	38,654,622	38,654,622
Accumulated deficit	(38,923,937)	(38,903,005)
Total Stockholders’ Deficit	(208,667)	(187,735)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$400	$400

The accompanying notes are an integral part of these unaudited condensed financial statements.

3

STARTECH LABS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	August 31,	August 31,
	2021	2020

Operating Expenses
General and administration	450	450
Professional	13,034	15,458
Total operating expenses	13,484	15,908

Net loss from operations	(13,484)	(15,908)

Other expense
Interest expense	(7,448)	(22,397)
Total other expense	(7,448)	(22,397)

Net loss before taxes	(20,932)	(38,305)
Provision for income taxes	-	-
Net loss	$(20,932)	$(38,305)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	60,648,433	60,648,433

The accompanying notes are an integral part of these unaudited condensed financial statements.

4

STARTECH LABS, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED AUGUST 31, 2021 AND 2020

(Unaudited)

			Additional		Total
	Common stock		paid-in	Accumulated	Shareholders’
	Shares	Amount	capital	Deficit	Deficit

Balance, May 31, 2021	60,648,433	$60,648	$38,654,622	$(38,903,005)	$(187,735)
Net loss for the period	-	-	-	(20,932)	(20,932)
Balance, August 31, 2021	60,648,433	$60,648	$38,654,622	$(38,923,937)	$(208,667)

			Additional		Total
	Common stock		paid-in	Accumulated	Shareholders’
	Shares	Amount	capital	Deficit	Deficit

Balance, May 31, 2020	55,148,433	$55,148	$38,622,389	$(38,819,418)	$(141,881)
Beneficial conversion feature	-	-	16,632	-	16,632
Common shares issued for repayment of convertible notes	5,500,000	5,500	5,500	-	11,000
Net loss for the period	-	-	-	(38,305)	(38,305)
Balance, August 31, 2020	60,648,433	$60,648	$38,644,521	$(38,857,723)	$(152,554)

The accompanying notes are an integral part of these unaudited condensed financial statements.

5

STARTECH LABS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	August 31,	August 31,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(20,932)	$(38,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	16,632
Changes in operating assets and liabilities:
Accounts payable	(1,624)	(725)
Accrued interest	7,448	5,766
Net Cash Used in Operating Activities	(15,108)	(16,632)

Cash Flows from Financing Activities:
Advancement from director	15,108	-
Proceeds from issuance of convertible notes	-	16,632
Net Cash Provided by Financing Activities	15,108	16,632

Net Change in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents, beginning of period	-	-
Cash and Cash Equivalents, end of period	$-	$-

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Disclosure:
Beneficial conversion feature	$-	$16,632
Issuance of common shares for repayment of convertible notes	$-	$11,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

6

STARTECH LABS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2021

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

In the opinion of the company’s management, the accompanying unaudited interim financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the company as of August 31, 2021 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended August 31, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the company’s Annual Report on Form 10-K for the year ended May 31, 2021 filed with the SEC on August 16, 2021.

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

For the three months ended August 31, 2021 and August 31, 2020, respectively, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	August 31,	August 31,
	2021	2020
	(Shares)	(Shares)
Convertible notes payable	47,748,982	37,648,682

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

As of August 31, 2021, and May 31, 2021, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

During the three months ended August 31, 2021, the Company acquired travel booking websites and mobile apps of $400. The intangible assets are subject to annual impairment test.

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

The Company has incurred net losses since inception on April 20, 2013 through August 31, 2021 totaling $38,923,937 and has negative working capital of $209,067 at August 31, 2021. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the Business paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

As of August 31, 2021, and May 31, 2021, 60,648,433 shares of common stock were issued and outstanding.

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

During the three months ended August 31, 2021 and August 31, 2020, the Director of the Company made advancement of $15,108 and $0 for operating expenses on behalf of the Company, respectively.

As of August 31, 2021 and May 31, 2021, the amount due to director was $19,108 and $4,000, respectively.

NOTE 6 – CONVERTIBLE NOTES

	August 31,	May 31,
	2021	2021
Convertible Notes - June 2019	$56,859	$56,859
Convertible Notes - August 2019	14,716	14,716
Convertible Notes - November 2019	8,789	8,789
Convertible Notes - February 2020	18,956	18,956
Convertible Notes - May 2020	3,350	3,350
Convertible Notes - August 2020	16,632	16,632
Convertible Notes - November 2020	7,400	7,400
Convertible Notes - February 2021	2,700	2,700
	129,402	129,402
Less current portion of convertible notes payable	(129,402)	(129,402)
Long-term convertible notes payable	$-	$-

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

During the three months ended August 31, 2021 and August 31, 2020, the Company incurred note interest expense of $7,448 and $23,986, respectively.

As of August 31, 2021 and May 31, 2021, the convertible notes payable was $129,402 and $129,402, respectively, and accrued note interest payable was $58,506 and $51,058, respectively.

NOTE 7 – RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at August 31, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this financial statements. These estimates may change, as new events occur and additional information is obtained.

NOTE 8 – SUBSEQUENT EVENT

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the August 31, 2021 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited financial statements for the three months ended August 31, 2021 and 2020.

Three months ending August 31, 2021 compared to three months ending August 31, 2020:

	For the Three Months Ended
	August 31,	August 31,
	2021	2020	Change	%
Operating Expenses
General and administrative expenses	$450	$450	$-	-
Professional fees	13,034	15,458	(2,424)	(16%)
Total Operating Expenses	13,484	15,908	(2,424)	(15%)
Other expense	7,448	22,397	(14,949)	(67%)
Net Loss	$(20,932)	$(38,305)	$17,373	(45%)

Net loss

Net loss totaled $20,932 for the three months ended August 31, 2021, compared to a net loss for the three months ended August 31, 2020 of $38,305. The decrease in net loss was mainly due to the decrease in operating expenses and other expense.

Operating expense

During the three months ended August 31, 2021 and 2020 was $13,484 and $15,908, respectively. The decrease in operating expenses was due to the decrease in professional fees.

Other expense

Other expense for three months ended August 31, 2021 included convertible note interest expense of $7,448. Other expense for three months ended August 31, 2020 included amortization of note discount of $16,632 and convertible note interest expense of $5,765.

Liquidity and Capital Resources

Working Capital

	August 31,	May 31,
	2021	2021	Change
Current Assets	$-	$-	$-
Current Liabilities	$209,067	$188,135	$20,932
Working Capital Deficiency	$(209,067)	$(188,135)	$(20,932)

The increase in working capital deficiency during the three months ended August 31, 2021 was primarily a result of an increase of due to related parties and accrued interest payable.

	For the Three Months Ended
	August 31,	August 31,
	2021	2020
Cash Flows used in Operating Activities	$(15,108)	$(16,632)
Cash Flows used in Investing Activities	-	-
Cash Flows from Financing Activities	15,108	16,632
Net Change in Cash and Cash Equivalents	$-	$-

Cash Flows

Cash Flow from Operating Activities

During the three months ended August 31, 2021, our company used $15,108 in cash from operating activities, compared to $16,632 cash used in operating activities during the three months ended August 31, 2020.

The cash used from operating activities for the three months ended August 31, 2021 was attributed to a net loss of $20,932, reduced by changes in operating assets and liabilities of $5,824.

The cash used from operating activities for the three months ended August 31, 2020 was attributed to a net loss of $38,305, reduced by amortization of debt discount of $16,632 and changes in operating assets and liabilities of $5,041.

Cash Flow from Investing Activities

During the nine months ended August 31, 2021 and August 31, 2020, our company did not use any cash in investing activities.

Cash Flow from Financing Activities

During the three months ended August 31, 2021 and 2020, our company received $15,108 from director’s advancement and $16,632 from the issuance of convertible notes, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Going Concern

We have incurred net loss since our inception on April 20, 2013 through August 31, 2021 totaling $38,923,937 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors’ report on our financial statements for the year ended May 31, 2021 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

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

STARTECH LABS, INC.
(Registrant)

Dated: October 12, 2021	/s/ Kevin So
Kevin So
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

