Form 10-Q
period 2021-11-30
Startech Labs, Inc.
filed 2022-01-03
CIK 1584480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

or

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

60,648,433 common stock issued and outstanding as of December 29, 2021

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

STARTECH LABS, INC.

BALANCE SHEETS

(Unaudited)

	November 30,	May 31,
	2021	2021
ASSETS
Current Assets
Total Current Assets	$-	$-

Intangible Assets	400	400

Total Assets	$400	$400

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$701	$3,675
Accrued interest	65,874	51,058
Due to related parties	27,658	4,000
Convertible notes	129,402	129,402
Total Current Liabilities	223,635	188,135

Total Liabilities	223,635	188,135

STOCKHOLDERS' DEFICIT
Common Stock: $0.001 par value, 75,000,000 shares authorized, 60,648,433 shares issued and outstanding	60,648	60,648
Additional paid-in capital	38,654,622	38,654,622
Accumulated deficit	(38,938,505)	(38,903,005)
Total Stockholders' Deficit	(223,235)	(187,735)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$400	$400

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARTECH LABS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2021	2020	2021	2020

Operating Expenses
General and administration	$450	$450	$900	$900
Professional	6,750	3,750	19,784	19,208
Total operating expenses	7,200	4,200	20,684	20,108

Net loss from operations	(7,200)	(4,200)	(20,684)	(20,108)

Other expense
Interest expense	(7,368)	(14,139)	(14,816)	(36,536)
Total other expense	(7,368)	(14,139)	(14,816)	(36,536)

Net loss before taxes	(14,568)	(18,339)	(35,500)	(56,644)
Provision for income taxes	-	-	-	-
Net loss	$(14,568)	$(18,339)	$(35,500)	$(56,644)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	60,648,433	60,648,433	60,648,433	60,648,433

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARTECH LABS, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2021 AND 2020

(Unaudited)

			Additional		Total
	Common stock		paid-in	Accumulated	Shareholders'
	Shares	Amount	capital	Deficit	Deficit

Balance, May 31, 2021	60,648,433	$60,648	$38,654,622	$(38,903,005)	$(187,735)
Net loss for the period	-	-	-	(20,932)	(20,932)
Balance, August 31, 2021	60,648,433	$60,648	$38,654,622	$(38,923,937)	$(208,667)
Net loss for the period	-	-	-	(14,568)	(14,568)
Balance, November 30, 2021	60,648,433	$60,648	$38,654,622	$(38,938,505)	$(223,235)

			Additional		Total
	Common stock		paid-in	Accumulated	Shareholders'
	Shares	Amount	capital	Deficit	Deficit

Balance, May 31, 2020	55,148,433	$55,148	$38,622,389	$(38,819,418)	$(141,881)
Beneficial conversion feature	-	-	16,632	-	16,632
Common shares issued for repayment of convertible notes	5,500,000	5,500	5,500	-	11,000
Net loss for the period	-	-	-	(38,305)	(38,305)
Balance, August 31, 2020	60,648,433	$60,648	$38,644,521	$(38,857,723)	$(152,554)
Beneficial conversion feature	-	-	7,401	-	7,401
Net loss for the period	-	-	-	(18,339)	(18,339)
Balance, November 30, 2020	60,648,433	$60,648	$38,651,922	$(38,876,062)	$(163,492)

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARTECH LABS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	November 30,	November 30,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(35,500)	$(56,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	24,032
Changes in operating assets and liabilities:
Accounts payable	(2,974)	(3,925)
Accrued interest	14,816	12,504
Net Cash Used in Operating Activities	(23,658)	(24,033)

Cash Flows from Financing Activities:
Advancement from director	23,658	-
Proceeds from issuance of convertible notes	-	24,033
Net Cash Provided by Financing Activities	23,658	24,033

Net Change in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents, beginning of period	-	-
Cash and Cash Equivalents, end of period	$-	$-

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Disclosure:
Beneficial conversion feature	$-	$24,033
Issuance of common shares for repayment of convertible notes	$-	$11,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARTECH LABS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2021

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

In the opinion of the company’s management, the accompanying unaudited interim financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the company as of November 30, 2021 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended November 30, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the company’s Annual Report on Form 10-K for the year ended May 31, 2021 filed with the SEC on August 16, 2021.

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

For the six months ended November 30, 2021 and November 30, 2020, respectively, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	November 30,	November 30,
	2021	2020
	(Shares)	(Shares)
Convertible notes payable	47,748,982	45,048,982

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

As of November 30, 2021, and May 31, 2021, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

During the year ended May 31, 2021, the Company acquired travel booking websites and mobile apps of $400. The intangible assets are subject to annual impairment test.

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

The Company has incurred net losses since inception on April 20, 2013 through November 30, 2021 totaling $38,938,505 and has negative working capital of $223,635 at November 30, 2021. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the Business paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

As of November 30, 2021, and May 31, 2021, 60,648,433 shares of common stock were issued and outstanding.

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

During the six months ended November 30, 2021 and November 30, 2020, the Director of the Company made advancement of $23,658 and $0 for operating expenses on behalf of the Company, respectively.

As of November 30, 2021 and May 31, 2021, the amount due to director was $27,658 and $4,000, respectively.

NOTE 6 – CONVERTIBLE NOTES

	November 30,	May 31,
	2021	2021
Convertible Notes - June 2019	$56,859	$56,859
Convertible Notes - August 2019	14,716	14,716
Convertible Notes - November 2019	8,789	8,789
Convertible Notes - February 2020	18,956	18,956
Convertible Notes - May 2020	3,350	3,350
Convertible Notes - August 2020	16,632	16,632
Convertible Notes - November 2020	7,400	7,400
Convertible Notes - February 2021	2,700	2,700
	129,402	129,402
Less current portion of convertible notes payable	(129,402)	(129,402)
Long-term convertible notes payable	$-	$-

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

On November 30, 2019, the Company issued a convertible note to an unaffiliated party of $8,789for paying operating expenses on behalf of the Company. The convertible note is due on demand, bears interest at 25% per annum and is convertible at $0.95 per share for the Company common stock. The debt discount from the beneficial conversion of $8,788 was expensed upon issuance of the note.

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

During the six months ended November 30, 2021 and November 30, 2020, the Company incurred note interest expense of $14,816 and $12,503, respectively.

As of November 30, 2021 and May 31, 2021, the convertible notes payable was $129,402 and $129,402, respectively, and accrued note interest payable was $65,874 and $51,058, respectively.

NOTE 7 – RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at November 30, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of these financial statements. These estimates may change, as new events occur and additional information is obtained.

NOTE 8 – SUBSEQUENT EVENT

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the November 30, 2021 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited financial statements for the six months ended November 30, 2021 and 2020.

Three months ending November 30, 2021 compared to three months ending November 30, 2020:

	For the Three Months Ended
	November 30,	November 30,
	2021	2020	Change	%
Operating Expenses
General and administrative expenses	$450	$450	$-	0%
Professional fees	6,750	3,750	3,000	80%
Other expense	7,368	14,139	(6,771)	(48%)
Net Loss	$(14,568)	$(18,339)	$3,771	(21%)

Net loss

Net loss totaled $14,568 for the three months ended November 30, 2021, compared to a net loss for the three months ended November 30, 2020 of $18,339. The decrease in net loss was mainly due to the decrease in other expense.

Operating expense

During the three months ended November 30, 2021 and 2020 was $7,200 and $4,200, respectively. The increase in operating expenses was due to the increase in professional fees.

Other expense

Other expense for three months ended November 30, 2021 included convertible note interest expense of $7,368. Other expense for three months ended November 30, 2020 included amortization of note discount of $7,400 and convertible note interest expense of $6,738.

Six months ending November 30, 2021 compared to three months ending November 30, 2020:

	For the Six Months Ended
	November 30,	November 30,
	2021	2020	Change	%
Operating Expenses
General and administrative expenses	$900	$900	$-	0%
Professional fees	19,784	19,208	576	3%
Total Operating Expenses	20,684	20,108	576	3%
Other expense	14,816	36,536	(21,720)	(59%)
Net Loss	$(35,500)	$(56,644)	$21,144	(37%)

Net loss

Net loss totaled $35,500 for the six months ended November 30, 2021, compared to a net loss for the six months ended November 30, 2020 of $38,305. The decrease in net loss was mainly due to the decrease in other expense.

Operating expense

During the six months ended November 30, 2021 and 2020 was $20,684 and $20,108, respectively.

Other expense

Other expense for six months ended November 30, 2021 included convertible note interest expense of $14,816. Other expense for six months ended November 30, 2020 included amortization of note discount of $24,033 and convertible note interest expense of $12,503.

Liquidity and Capital Resources

Working Capital

	November 30,	May 31,
	2021	2021	Change
Current Assets	$-	$-	$-
Current Liabilities	$223,635	$188,135	$35,500
Working Capital Deficiency	$(223,635)	$(188,135)	$(35,500)

The increase in working capital deficiency during the six months ended November 30, 2021 was primarily a result of an increase of due to related parties and accrued interest payable.

	For the Six Months Ended
	November 30,	November 30,
	2021	2020
Cash Flows used in Operating Activities	$(23,658)	$(24,033)
Cash Flows from Financing Activities	23,658	24,033
Net Change in Cash and Cash Equivalents	$-	$-

Cash Flows

Cash Flow from Operating Activities

During the six months ended November 30, 2021, our company used $23,658 in cash from operating activities, compared to $24,033 cash used in operating activities during the six months ended November 30, 2020.

The cash used from operating activities for the six months ended November 30, 2021 was attributed to a net loss of $35,500, reduced by changes in operating assets and liabilities of $11,842.

The cash used from operating activities for the six months ended November 30, 2020 was attributed to a net loss of $56,644, reduced by amortization of debt discount of $24,032 and changes in operating assets and liabilities of $8,579.

Cash Flow from Investing Activities

During the six months ended November 30, 2021 and 2020, our company did not use any cash in investing activities.

Cash Flow from Financing Activities

During the six months ended November 30, 2021 and 2020, our company received $23,658 from director’s advancement and $24,033 from the issuance of convertible notes, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Going Concern

We have incurred net loss since our inception on April 20, 2013 through November 30, 2021 totaling $38,938,505 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors’ report on our financial statements for the year ended May 31, 2021 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

STARTECH LABS, INC.
(Registrant)

Dated: January 3, 2022	/s/ Kevin So
Kevin So
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

