Form 10-Q
period 2022-02-28
Startech Labs, Inc.
filed 2022-04-11
CIK 1584480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022

or

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

___________________________________________________________

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

60,648,433 common stock issued and outstanding as of April 7, 2022

FORM 10-Q

Table of Contants

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

STARTECH LABS, INC.

BALANCE SHEETS

(Unaudited)

	February 28,	May 31,
	2022	2021
ASSETS
Current Assets
Total Current Assets	$-	$-

Intangible Assets	400	400
Total Assets	$400	$400

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$2,301	$3,675
Accrued interest	73,160	51,058
Due to related parties	30,758	4,000
Convertible notes	129,402	129,402
Total Current Liabilities	235,621	188,135
Total Liabilities	235,621	188,135

STOCKHOLDERS' DEFICIT
Common Stock: $0.001 par value, 75,000,000 shares authorized, 60,648,433 shares issued and outstanding	60,648	60,648
Additional paid-in capital	38,654,622	38,654,622
Accumulated deficit	(38,950,491)	(38,903,005)
Total Stockholders' Deficit	(235,221)	(187,735)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$400	$400

The accompanying notes are an integral part of these unaudited condensed financial statements.

Table of Contants

STARTECH LABS, INC.

 STATEMENTS OF OPERATIONS

 (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2022	2021	2022	2021

Operating Expenses
General and administration	$450	$450	$1,350	$1,350
Professional	4,250	4,524	24,034	23,732
Total operating expenses	4,700	4,974	25,384	25,082

Net loss from operations	(4,700)	(4,974)	(25,384)	(25,082)

Other expense
Interest expense	(7,286)	(9,820)	(22,102)	(46,356)
Total other expense	(7,286)	(9,820)	(22,102)	(46,356)

Net loss before taxes	(11,986)	(14,794)	(47,486)	(71,438)
Provision for income taxes	-	-	-	-
Net loss	$(11,986)	$(14,794)	$(47,486)	$(71,438)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	60,648,433	60,648,433	60,648,433	60,648,433

The accompanying notes are an integral part of these unaudited condensed financial statements.

Table of Contants

STARTECH LABS, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDEDFEBRUARY 28, 2022 AND 2021

(Unaudited)

Nine months ended February 28, 2022

			Additional		Total
	Common stock		paid-in	Accumulated	Shareholders'
	Shares	Amount	capital	Deficit	Deficit

Balance, May 31, 2021	60,648,433	$60,648	$38,654,622	$(38,903,005)	$(187,735)
Net loss for the period	-	-	-	(20,932)	(20,932)
Balance, August 31, 2021	60,648,433	$60,648	$38,654,622	$(38,923,937)	$(208,667)
Net loss for the period	-	-	-	(14,568)	(14,568)
Balance, November 30, 2021	60,648,433	$60,648	$38,654,622	$(38,938,505)	$(223,235)
Net loss for the period	-	-	-	(11,986)	(11,986)
Balance, February 28, 2022	60,648,433	$60,648	$38,654,622	$(38,950,491)	$(235,221)

Nine months ended February 28, 2021

			Additional		Total
	Common stock		paid-in	Accumulated	Shareholders'
	Shares	Amount	capital	Deficit	Deficit

Balance, May 31, 2020	55,148,433	$55,148	$38,622,389	$(38,819,418)	$(141,881)
Beneficial conversion feature	-	-	16,632	-	16,632
Common shares issued for repayment of convertible notes	5,500,000	5,500	5,500	-	11,000
Net loss for the period	-	-	-	(38,305)	(38,305)
Balance, August 31, 2020	60,648,433	$60,648	$38,644,521	$(38,857,723)	$(152,554)
Beneficial conversion feature	-	-	7,401	-	7,401
Net loss for the period	-	-	-	(18,339)	(18,339)
Balance, November 30, 2020	60,648,433	$60,648	$38,651,922	$(38,876,062)	$(163,492)
Beneficial conversion feature	-	-	2,700	-	2,700
Net loss for the period	-	-	-	(14,794)	(14,794)
Balance, February 28, 2021	60,648,433	$60,648	$38,654,622	$(38,890,856)	$(175,586)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Table of Contants

STARTECH LABS, INC.

 STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Nine Months Ended
	February 28,	February 28,
	2022	2021

Cash Flows from Operating Activities:
Net loss	$(47,486)	$(71,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	26,732
Changes in operating assets and liabilities:
Accounts payable	(1,374)	(1,250)
Accrued interest	22,102	19,624
Net Cash Used in Operating Activities	(26,758)	(26,332)

Cash Flows from Investing Activities:
Acquisition of intangible assets	-	(400)
Net Cash Used in Investing Activities	-	(400)

Cash Flows from Financing Activities:
Advancement from director	26,758	-
Proceeds from issuance of convertible notes	-	26,732
Net Cash Provided by Financing Activities	26,758	26,732

Net Change in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents, beginning of period	-	-
Cash and Cash Equivalents, end of period	$-	$-

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Disclosure:
Beneficial conversion feature	$-	$26,732
Issuance of common shares for repayment of convertible notes	$-	$11,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Table of Contants

STARTECH LABS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FEBRUARY 28, 2022

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

Table of Contants

In the opinion of the company’s management, the accompanying unaudited interim financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the company as of February 28, 2022 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended February 28, 2022 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the company’s Annual Report on Form 10-K for the year ended May 31, 2021 filed with the SEC on August 16, 2021.

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

For the nine months ended February 28, 2022 and February 28, 2021, respectively, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	February 28,	February 28,
	2022	2021
	(Shares)	(Shares)
Convertible notes payable	47,748,982	47,748,982

Table of Contants

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

As of February 28, 2022 and May 31, 2021, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

Table of Contants

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 removes from U.S. GAAP the separation models for (1) convertible debt with a CCF and (2) convertible instruments with a beneficial conversion feature (“BCF”). With the adoption of ASU 2020-06, entities will not separately present in equity an embedded conversion feature these debts. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company has chosen to early adopt this standard on June 1, 2021 financial statements and did not record BCF on the issuance of convertible notes with conversion rate below the Company’s market stock price on the date of note issuance.

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

The Company has incurred net losses since inception on April 20, 2013 through February 28, 2022 totaling $38,950,491 and has negative working capital of $235,621 at February 28, 2022. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the Business paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

Table of Contants

NOTE 4 – COMMON STOCK

The Company has authorized seventy-five million (75,000,000) shares of common stock with a par value of $0.001.

On June 1, 2020, the Company issued 5,500,000 shares of common stock valued at $5,500,000 based on stock trading price at $1.00 per share for the partial repayment of convertible notes at aggregated principal amount of $11,000.

As of February 28, 2022, and May 31, 2021, 60,648,433 shares of common stock were issued and outstanding.

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

During the nine months ended February 28, 2022 and February 28, 2021, the Director of the Company made advancement of $26,758 and $0 for operating expenses on behalf of the Company, respectively.

As of February 28, 2022 and May 31, 2021, the amount due to director was $30,758 and $4,000, respectively.

NOTE 6 – CONVERTIBLE NOTES

	February 28,	May 31,
	2022	2021
Convertible Notes - June 2019	$56,859	$56,859
Convertible Notes - August 2019	14,716	14,716
Convertible Notes - November 2019	8,789	8,789
Convertible Notes - February 2020	18,956	18,956
Convertible Notes - May 2020	3,350	3,350
Convertible Notes - August 2020	16,632	16,632
Convertible Notes - November 2020	7,400	7,400
Convertible Notes - February 2021	2,700	2,700
	129,402	129,402
Less current portion of convertible notes payable	(129,402)	(129,402)
Long-term convertible notes payable	$-	$-

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

Table of Contants

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

During the nine months ended February 28, 2022 and February 28, 2021, the Company incurred note interest expense of $22,102 and $19,624, respectively.

As of February 28, 2022 and May 31, 2021, the convertible notes payable was $129,402 and $129,402, respectively, and accrued note interest payable was $73,160 and $51,058, respectively.

NOTE 7 – RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at February 28, 2022. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this financial statements. These estimates may change, as new events occur and additional information is obtained.

NOTE 8 – SUBSEQUENT EVENT

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the February 28, 2022 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Table of Contants

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

Table of Contants

Our Current Business

Startech Labs develops customized web solutions with both commercial and retail applications. Currently focused on further development of fare aggregators and travel metasearch engines, Startech Labs owns and operates international online travel and hospitality web portals where users can search for flights and hotels and select the most economical options.

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited financial statements for the nine months ended February 28, 2022 and 2021.

Three months ending February 28, 2022 compared to three months ending February 28, 2021:

	For the Three Months Ended
	February 28,	February 28,
	2022	2021	Change	%
Operating Expenses
General and administrative expenses	$450	$450	$-	-
Professional fees	4,250	4,524	(274)	(6%)
Total Operating Expenses	4,700	4,974	(274)	(6%)
Other expense	7,286	9,820	(2,534)	(26%)
Net Loss	$(11,986)	$(14,794)	$2,808	(19%)

Net loss

Net loss totaled $11,986 for the three months ended February 28, 2022, compared to a net loss for the three months ended February 28, 2021 of $14,794. The decrease in net loss was mainly due to the decrease in other expense.

Operating expense

During the three months ended February 28, 2022 and 2021, operating expense was $4,700 and $4,974, respectively. The decrease in operating expenses was due to the decrease in professional fees.

Other expense

Other expense for three months ended February 28, 2022 included convertible note interest expense of $7,286. Other expense for three months ended February 28, 2021 included amortization of note discount of $2,700 and convertible note interest expense of $7,120.

Table of Contants

Nine months ending February 28, 2022 compared to nine months ending February 28, 2021:

	For the Nine Months Ended
	February 28,	February 28,
	2022	2021	Change	%
Operating Expenses
General and administrative expenses	$1,350	$1,350	$-	-
Professional fees	24,034	23,732	302	1%
Total Operating Expenses	25,384	25,082	302	1%
Other expense	22,102	46,356	(24,254)	(52%)
Net Loss	$(47,486)	$(71,438)	$23,952	(34%)

Net loss

Net loss totaled $47,486 for the nine months ended February 28, 2022, compared to a net loss for the nine months ended February 28, 2021 of $71,438. The decrease in net loss was mainly due to the decrease in other expense.

Operating expense

During the nine months ended February 28, 2022 and 2021 was $25,384 and $25,082, respectively. The increase in operating expense was due to an increase in professional fees.

Other expense

Other expense for nine months ended February 28, 2022 included convertible note interest expense of $22,102. Other expense for nine months ended February 28, 2021 included amortization of note discount of $26,732 and convertible note interest expense of $19,624.

Liquidity and Capital Resources

Working Capital

	February 28,	May 31,
	2022	2021	Change
Current Assets	$-	$-	$-
Current Liabilities	$235,621	$188,135	$47,486
Working Capital Deficiency	$(235,621)	$(188,135)	$(47,486)

The increase in working capital deficiency during the nine months ended February 28, 2022 was primarily a result of an increase of due to related parties and accrued interest payable.

	For the Nine Months Ended
	February 28,	February 28,
	2022	2021
Cash Flows used in Operating Activities	$(26,758)	$(26,332)
Cash Flows from Financing Activities	26,758	26,732
Net Change in Cash and Cash Equivalents	$-	$-

Cash Flows

Cash Flow from Operating Activities

During the nine months ended February 28, 2022, our company used $26,758 in cash from operating activities, compared to $26,332 cash used in operating activities during the nine months ended February 28, 2021

Table of Contants

The cash used from operating activities for the nine months ended February 28, 2022 was attributed to a net loss of $47,486, reduced by changes in operating assets and liabilities of $20,728.

The cash used from operating activities for the nine months ended February 28, 2021 was attributed to a net loss of $71,438, reduced by amortization of debt discount of $26,732 and changes in operating assets and liabilities of $18,374.

Cash Flow from Investing Activities

During the nine months ended February 28, 2022, our company did not use any cash in investing activities. During the nine months ended February 28, 2021, the Company acquired travel booking websites and mobile apps of $400.

Cash Flow from Financing Activities

During the nine months ended February 28, 2022 and 2021, our company received $26,758 from director’s advancement and $26,732 from the issuance of convertible notes, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Going Concern

We have incurred net loss since our inception on April 20, 2013 through February 28, 2022 totaling $38,950,491 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors’ report on our financial statements for the year ended May 31, 2021 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Table of Contants

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Table of Contents

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

Table of Contants

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARTECH LABS, INC.
(Registrant)

Dated: April 11, 2022	/s/ Kevin So
Kevin So
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

