Form 10-K
period 2022-05-31
Startech Labs, Inc.
filed 2022-08-18
CIK 1584480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2022

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on November 30, 2021, was $1,393,209 based on a $0.25 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

60,647,380 shares of common stock as of August 12, 2022.

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

Holders

As of August 12, 2022, we had 4 shareholders of record of our common stock with 60,647,380 shares of common stock outstanding.

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

Recent Sales of unregistered securities

None.

Issuer Purchases of Equity Securities

There were no repurchases of common stock for the year ended May 31, 2022.

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

Results of Operations - Years Ended May 31, 2022 and 2021

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the years ended May 31, 2022 and 2021, which are included herein.

Our operating results for the year ended May 31, 2022 and 2021, and the changes between those periods for the respective items are summarized as follows:

	For the Year Ended
	May 31,	May 31,
	2022	2021	Change	%
Operating Expenses
General and administrative expenses	$1,800	$1,800	$-	-
Professional fees	28,284	27,982	302	1%
Total Operating Expenses	30,084	29,782	302	1%
Other expense	29,551	53,805	(24,254)	(45%)
Net Loss	$(59,635)	$(83,587)	$23,952	(29%)

Revenue

We have not generated any revenues for the year ended May 31, 2022 and May 31, 2021.

Operating expense

Operating expenses for year ended May 31, 2022 increased to $30,084 from $29,782 incurred during the year ended May 31, 2021 due to an increase in professional fees..

Other expense

Interest expense for the year ended May 31, 2022 decreased to $29,551 from $53,805 for the year ended May 31, 2021 due to the decrease in note discount amortization as some of the note discount have been fully amortized during the year ended May 31, 2021.

Net loss

Net loss for the year ended May 31, 2022 decreased to $59,635 from $83,587 for the year ended May 31, 2021 due to the decrease in in other expenses during the year ended May 31, 2022.

Liquidity and Capital Resources

Working Capital

	May 31,	May 31,
	2022	2021	Change
Current Assets	$-	$-	$-
Current Liabilities	$247,770	$188,135	$59,635
Working Capital Deficiency	$(247,770)	$(188,135)	$(59,635)

The increase in working capital deficiency during the year ended May 31, 2022 was primarily a result of an increase of accrued interest and amount due to related party.

Cash Flows

	For the Year Ended
	May 31,	May 31,
	2022	2021
Cash Flows used in Operating Activities	$(29,858)	$(30,332)
Cash Flows used in Investing Activities	-	(400)
Cash Flows from Financing Activities	29,858	30,732
Net Change in Cash and Cash Equivalents	$-	$-

Cash Flow from Operating Activities

During the year ended May 31, 2022, our company used $29,858 in cash from operating activities, compared to $30,332 cash used in operating activities during the year ended May 31, 2021.

The cash used from operating activities for the year ended May 31, 2022 was attributed to a net loss of $59,635, decreased by an increase in net changes in operating assets and liabilities of $29,777.

The cash used from operating activities for the year ended May 31, 2021 was attributed to a net loss of $83,587, decreased by non-cash expense of $27,072 for amortization of debt discount and an increase in net changes in operating assets and liabilities of $26,523.

Cash Flow from Investing Activities

During the year ended May 31, 2022, our Company did not use any cash in investing activities. During the year ended May 31, 2021, our company spent $400 on website development.

Cash Flow from Financing Activities

During the year ended May 31, 2022, our company received $29,858 compared to $30,732 provided by financing activities during the year ended May 31, 2021.

During the year ended May 31, 2022, our company received proceed of $29,858 from the Company’s director to pay operating expenses.

During the year ended May 31, 2021, our company received proceed from issuance of convertible notes of $26,732 to pay the operating expenses and $4,000 from the Company’s director to pay operating expenses.

Liquidity and Capital Resources

Our cash balance at May 31, 2022 was $NIL with $247,770 in outstanding current liabilities, consisting of convertible notes of $129,402, accrued interest of $80,609, due to related party of $4,000 and accounts payable and accrued liabilities of $3,901. We estimate total expenditures over the next 12 months are expected to be approximately $30,000.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Startech Labs, Inc. as of May 31, 2022 and 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC

Firm ID - 5041

We have served as the Company's auditor since 2017

Lakewood, CO

August 17, 2022

STARTECH LABS, INC.

BALANCE SHEETS

	May 31,	May 31,
	2022	2021
ASSETS
Current Assets
Total Current Assets	$-	$-

Intangible Assets	400	400

Total Assets	$400	$400

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$3,901	$3,675
Accrued interest	80,609	51,058
Due to related party	33,858	4,000
Convertible notes	129,402	129,402
Total Current Liabilities	247,770	188,135

Total Liabilities	247,770	188,135

STOCKHOLDERS’ DEFICIT
Common Stock: $0.001 par value, 75,000,000 shares authorized, 60,648,433 shares issued and outstanding	60,648	60,648
Additional paid-in capital	38,654,622	38,654,622
Accumulated deficit	(38,962,640)	(38,903,005)
Total Stockholders’ Deficit	(247,370)	(187,735)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$400	$400

The accompanying notes are an integral part of these audited financial statements.

STARTECH LABS, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended
	May 31,	May 31,
	2022	2021

Operating Expenses
General and administration	$1,800	$1,800
Professional	28,284	27,982
Total operating expenses	30,084	29,782

Net loss from operations	(30,084)	(29,782)

Other expense
Interest expense	(29,551)	(53,805)
Total other expense	(29,551)	(53,805)

Net loss before taxes	(59,635)	(83,587)
Provision for income taxes	-	-
Net loss	$(59,635)	$(83,587)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	60,648,433	60,648,433

The accompanying notes are an integral part of these audited financial statements.

STARTECH LABS, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED MAY 31, 2022 AND 2021

			Additional		Total
	Common stock		paid-in	Accumulated	Shareholders’
	Shares	Amount	capital	Deficit	Deficit

Balance, May 31, 2020	55,148,433	$55,148	$38,622,389	$(38,819,418)	$(141,881)
Beneficial conversion feature	-	-	26,733	-	26,733
Common shares issued for repayment of convertible notes	5,500,000	5,500	5,500	-	11,000
Net loss for the period	-	-	-	(83,587)	(83,587)
Balance, May 31, 2021	60,648,433	$60,648	$38,654,622	$(38,903,005)	$(187,735)
Net loss for the period	-	-	-	(59,635)	(59,635)
Balance, May 31, 2022	60,648,433	$60,648	$38,654,622	$(38,962,640)	$(247,370)

The accompanying notes are an integral part of these audited financial statements.

STARTECH LABS, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended
	May 31,	May 31,
	2022	2021

Cash Flows from Operating Activities:
Net loss	$(59,635)	$(83,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	26,732
Changes in operating assets and liabilities:
Accounts payable	226	(549)
Accrued interest	29,551	27,072
Net Cash Used in Operating Activities	(29,858)	(30,332)

Cash Flows from Investing Activities:
Acquisition of intangible assets	-	(400)
Net Cash Used in Investing Activities	-	(400)

Cash Flows from Financing Activities:
Advancement from director	29,858	4,000
Proceeds from issuance of convertible notes	-	26,732
Net Cash Provided by Financing Activities	29,858	30,732

Net Change in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents, beginning of period	-	-
Cash and Cash Equivalents, end of period	$-	$-

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Disclosure:
Beneficial conversion feature	$-	$26,732
Issuance of common shares for repayment of convertible notes	$-	$11,000

The accompanying notes are an integral part of these audited financial statements.

STARTECH LABS, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

MAY 31, 2022

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

For the nine months ended May 31, 2022 and May 31, 2021, respectively, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	May 31,	May 31,
	2022	2021
	(Shares)	(Shares)
Convertible notes payable	47,748,982	47,748,982

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

As of May 31, 2022 and May 31, 2021, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt-Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging-Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU2020-06 removes from U.S. GAAP the separation models for (1) convertible debt with a cash conversion feature (“CCF”) and (2) convertible instruments with a beneficial conversion feature (“BCF”). With the adoption of ASU2020-06, entities will not separately present in equity an embedded conversion feature these debts. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company has chosen to early adopt this standard on its year ended May 31, 2022 financial statements and did not record BCF on the issuance of convertible notes with conversion rate below the Company’s market stock price on the date of note issuance.

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

The Company has incurred net losses since inception on April 20, 2013 through May 31, 2022 totaling $38,962,640 and has negative working capital of $247,770 at May 31, 2022. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the Business paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

As of May 31, 2022, and May 31, 2021, 60,648,433 shares of common stock were issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the year ended May 31, 2022 and May 31, 2021, the Director of the Company made advancement of $29,858 and $4,000 for operating expenses on behalf of the Company, respectively.

The loan is non-interest bearing and due on demand.

As of May 31, 2022 and May 31, 2021, the amount due to director was $33,858 and $4,000, respectively.

NOTE 6 – CONVERTIBLE NOTES

	May 31,	May 31,
	2022	2021
Convertible Notes - June 2019	$56,859	$56,859
Convertible Notes - August 2019	14,716	14,716
Convertible Notes - November 2019	8,789	8,789
Convertible Notes - February 2020	18,956	18,956
Convertible Notes - May 2020	3,350	3,350
Convertible Notes - August 2020	16,632	16,632
Convertible Notes - November 2020	7,400	7,400
Convertible Notes - February 2021	2,700	2,700
	129,402	129,402
Less current portion of convertible notes payable	(129,402)	(129,402)
Long-term convertible notes payable	$-	$-

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

During the year ended May 31, 2022 and May 31, 2021, the Company incurred note interest expense of $29,551 and $26,733, respectively.

As of May 31, 2022 and May 31, 2021, the convertible notes payable was $129,402 and $129,402, respectively, and accrued note interest payable was $80,609 and $51,058, respectively.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of May 31, 2022 and 2021, are as follows:

	May 31,	May 31,
	2022	2021
Net operating loss carry forward	$473,002	$413,368
Statutory tax rate	21%	21%
Deferred tax asset	$99,330	$86,807
Less: Valuation allowance	(99,330)	(86,807)
Net deferred asset	$-	$-

As of May 31, 2022, the Company had $473,002 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2034 and 2038. NOLs generated in tax years prior May 31, 2018, can be carryforward for twenty years, whereas NOLs generated after May 31, 2018 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2014 through 2022 are subject to review by the tax authorities.

NOTE 8 – RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at May 31, 2022. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this financial statements. These estimates may change, as new events occur and additional information is obtained.

NOTE 9 – SUBSEQUENT EVENT

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the May 31, 2022 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Under the supervision and with the participation of our chief executive officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of May 31, 2022, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Changes In Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended May 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions Held	Date of Appointment

Mark Kevin So	31	President, Chief Executive Officer and Director	January 10, 2018

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended May 31, 2022 and 2021; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2022 and 2021, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kevin So	2022	-	-	-	-	-	-	-	-
President, CEO, Secretary and Director	2021	-	-	-	-	-	-	-	-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 12, 2022 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Kevin So 244 Madison Avenue New York City, NY10016-2817	55,000,000 Common / Direct	90.69%
Directors and Executive Officers as a Group	55,000,000 Common	90.69%

_______________

(1)

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 12, 2022. As of August 12, 2022, there were 60,647,380 shares of our common stock issued and outstanding.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended May 31, 2022, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended May 31, 2022 and for fiscal year ended May 31, 2021 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Fee Category	Year Ended May 31, 2022	Year Ended May 31, 2021

Audit Fees	$20,460	$20,660
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$20,460	$20,660

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

STARTECH LABS, INC.
(Registrant)

Dated: August 17, 2022	/s/ Kevin So
Kevin So
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

