Form 10-Q
period 2022-11-30
Startech Labs, Inc.
filed 2022-12-22
CIK 1584480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022

or

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

60,648,433 common stock issued and outstanding as of December 19, 2022

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

STARTECH LABS, INC.

BALANCE SHEETS

(UNAUDITED)

	November 30,	May 31,
	2022	2022
ASSETS
Current Assets
Total Current Assets	$-	$-

Intangible Assets	400	400

Total Assets	$400	$400

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$5,052	$3,901
Accrued interest	95,424	80,609
Due to related party	53,558	33,858
Convertible notes	129,402	129,402
Total Current Liabilities	283,436	247,770

Total Liabilities	283,436	247,770

STOCKHOLDERS’ DEFICIT
Common Stock: $0.001 par value, 75,000,000 shares authorized, 60,648,433 shares issued and outstanding	60,648	60,648
Additional paid-in capital	38,654,622	38,654,622
Accumulated deficit	(38,998,306)	(38,962,640)
Total Stockholders’ Deficit	(283,036)	(247,370)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$400	$400

The accompanying notes are an integral part of these condensed unaudited financial statements.

STARTECH LABS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2022	2021	2022	2021

Operating Expenses
General and administration	$450	$450	$900	$900
Professional	4,250	6,750	19,950	19,784
Total operating expenses	4,700	7,200	20,850	20,684

Net loss from operations	(4,700)	(7,200)	(20,850)	(20,684)

Other expense
Interest expense	(7,368)	(7,368)	(14,816)	(14,816)
Total other expense	(7,368)	(7,368)	(14,816)	(14,816)

Net loss before taxes	(12,068)	(14,568)	(35,666)	(35,500)
Provision for income taxes	-	-	-	-
Net loss	$(12,068)	$(14,568)	$(35,666)	$(35,500)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	60,648,433	60,648,433	60,648,433	60,648,433

The accompanying notes are an integral part of these condensed unaudited financial statements.

STARTECH LABS, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2022 AND 2021

(UNAUDITED)

Three Months and Six Months Ended November 30, 2022

			Additional		Total
	Common stock		paid-in	Accumulated	Shareholders’
	Shares	Amount	capital	Deficit	Deficit

Balance, May 31, 2022	60,648,433	$60,648	$38,654,622	$(38,962,640)	$(247,370)
Net loss for the period	-	-	-	(23,598)	(23,598)
Balance, August 31, 2022	60,648,433	$60,648	$38,654,622	$(38,986,238)	$(270,968)
Net loss for the period	-	-	-	(12,068)	(12,068)
Balance, November 30, 2022	60,648,433	$60,648	$38,654,622	$(38,998,306)	$(283,036)

Three Months and Six Months Ended November 30, 2021

			Additional		Total
	Common stock		paid-in	Accumulated	Shareholders’
	Shares	Amount	capital	Deficit	Deficit

Balance, May 31, 2021	60,648,433	$60,648	$38,654,622	$(38,903,005)	$(187,735)
Net loss for the period	-	-	-	(20,932)	(20,932)
Balance, August 31, 2021	60,648,433	$60,648	$38,654,622	$(38,923,937)	$(208,667)
Net loss for the period	-	-	-	(14,568)	(14,568)
Balance, November 30, 2021	60,648,433	$60,648	$38,654,622	$(38,938,505)	$(223,235)

The accompanying notes are an integral part of these condensed unaudited financial statements.

STARTECH LABS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	November 30,	November 30,
	2022	2021

Cash Flows from Operating Activities:
Net loss	$(35,666)	$(35,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	1,151	(2,974)
Accrued interest	14,815	14,816
Net Cash Used in Operating Activities	(19,700)	(23,658)

Cash Flows from Financing Activities:
Advancement from director	19,700	23,658
Net Cash Provided by Financing Activities	19,700	23,658

Net Change in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents, beginning of period	-	-
Cash and Cash Equivalents, end of period	$-	$-

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

STARTECH LABS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2022

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

In the opinion of the company’s management, the accompanying unaudited interim financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the company as of November 30, 2022 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended November 30, 2022 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the company’s Annual Report on Form 10-K for the year ended May 31, 2022 filed with the SEC on August 18, 2022.

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

For the six months ended November 31, 2022 and 2021, respectively, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

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

As of November 30, 2022 and May 31, 2022, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

The Company has incurred net losses since inception on April 20, 2013 through November 30, 2022 totaling $38,998,306 and has negative working capital of $283,436 at November 30, 2022. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the Business paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

As of November 30, 2022, and May 31, 2022, 60,648,433 shares of common stock were issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the six months ended November 30, 2022 and 2021, the Director of the Company made advancement of $19,700 and $23,658 for operating expenses on behalf of the Company, respectively.

The loan is non-interest bearing and due on demand.

As of November 30, 2022 and May 31, 2022, the amount due to director was $53,558 and $33,858, respectively.

NOTE 6 – CONVERTIBLE NOTES

	November 30,	May 31,
	2022	2022
Convertible Notes - June 2019	$56,859	$56,859
Convertible Notes - August 2019	14,716	14,716
Convertible Notes - November 2019	8,789	8,789
Convertible Notes - February 2020	18,956	18,956
Convertible Notes - May 2020	3,350	3,350
Convertible Notes - August 2020	16,632	16,632
Convertible Notes - November 2020	7,400	7,400
Convertible Notes - February 2021	2,700	2,700
	129,402	129,402
Less current portion of convertible notes payable	(129,402)	(129,402)
Long-term convertible notes payable	$-	$-

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

During the six months ended November 30, 2022 and 2021, the Company incurred note interest expense of $14,816 and $14,816, respectively.

As of November 30, 2022 and May 31, 2022, the convertible notes payable was $129,402 and $129,402, respectively, and accrued note interest payable was $95,424 and $80,609, respectively.

NOTE 7 – RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at November 30, 2022. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this financial statements. These estimates may change, as new events occur and additional information is obtained.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited financial statements for the three months ended November 30, 2022 and 2021.

Three months ending November 30, 2022 compared to three months ending November 30, 2021:

	For the Three Months Ended
	November 30,	November 30,
	2022	2021	Change	%
Operating Expenses
General and administrative expenses	$450	$450	$-	-
Professional fees	4,250	6,750	(2,500)	(37%)
Total Operating Expenses	4,700	7,200	(2,500)	(35%)
Other expense	7,368	7,368	-	-
Net Loss	$(12,068)	$(14,568)	$2,500	(17%)

Net loss

Net loss totaled $12,068 for the three months ended November 30, 2022, compared to a net loss for the three months ended November 30, 2021 of $14,568. The decrease in net loss was mainly due to the decrease in professional expense.

Operating expense

During the three months ended November 30, 2022 and 2021, operating expense was $4,700 and $7,200, respectively. The decrease in operating expenses was due to the decrease in professional fees.

Other expense

Other expense for three months ended November 30, 2022 and 2021 included convertible note interest expense of $7,368 and $7,368, respectively.

Six months ending November 30, 2022 compared to six months ending November 30, 2021:

	For the Six Months Ended
	November 30,	November 30,
	2022	2021	Change	%
Operating Expenses
General and administrative expenses	$900	$900	$-	-
Professional fees	19,950	19,784	166	1%
Total Operating Expenses	20,850	20,684	166	1%
Other expense	14,816	14,816	-	-
Net Loss	$(35,666)	$(35,500)	$(166)	0%

Net loss

Net loss totaled $35,666 for the six months ended November 30, 2022, compared to a net loss for the six months ended November 30, 2021 of $35,500. The increase in net loss was mainly due to the increase in operating expense.

Operating expense

During the six months ended November 30, 2022 and 2021, operating expense was $20,850 and $20,684, respectively. The increase in operating expenses was due to the increase in professional fees.

Other expense

Other expense for six months ended November 30 2022 and 2021 included convertible note interest expense of $14,816 and $14,816, respectively.

 Liquidity and Capital Resources

Working Capital

	November 30,	May 31,
	2022	2022	Change
Current Assets	$-	$-	$-
Current Liabilities	$283,436	$247,770	$35,666
Working Capital Deficiency	$(283,436)	$(247,770)	$(35,666)

The increase in working capital deficiency during the six months ended November 30, 2022 was primarily a result of an increase of due to related parties and accrued interest payable.

	For the Six Months Ended
	November 30,	November 30,
	2022	2021
Cash Flows used in Operating Activities	$(19,700)	$(23,658)
Cash Flows used in Investing Activities	-	-
Cash Flows from Financing Activities	19,700	23,658
Net Change in Cash and Cash Equivalents	$-	$-

Cash Flows

Cash Flow from Operating Activities

During the six months ended November 30, 2022, our company used $19,700 in cash from operating activities, compared to $23,658 cash used in operating activities during the six months ended November 30, 2021.

The cash used from operating activities for the six months ended November 30, 2022 was attributed to a net loss of $35,666, reduced by changes in operating assets and liabilities of $15,966.

The cash used from operating activities for the six months ended November 30, 2021 was attributed to a net loss of $35,500, reduced by changes in operating assets and liabilities of $11,842.

Cash Flow from Investing Activities

During the six months ended November 30, 2022 and November 30, 2021, our company did not use any cash in investing activities.

Cash Flow from Financing Activities

During the six months ended November 30, 2022 and 2021, our company received $19,700 and $23,658 from director’s advancement, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Going Concern

We have incurred net loss since our inception on April 20, 2013 through November 30, 2022 totaling $38,998,306 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors’ report on our financial statements for the year ended May 31, 2022 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

STARTECH LABS, INC.
(Registrant)

Dated: December 22, 2022	/s/ Kevin So
Kevin So
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

