Form 10-Q
period 2023-02-28
Startech Labs, Inc.
filed 2023-04-07
CIK 1584480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2023

or

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

60,648,433 common stock issued and outstanding as of April 3, 2023

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

STARTECH LABS, INC.

BALANCE SHEETS

(UNAUDITED)

	February 28,	May 31,
	2023	2022
ASSETS
Current Assets
Total Current Assets	$-	$-

Intangible Assets	400	400

Total Assets	$400	$400

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$1,623	$3,901
Accrued interest	102,711	80,609
Due to related party	62,308	33,858
Convertible notes	129,402	129,402
Total Current Liabilities	296,044	247,770

Total Liabilities	296,044	247,770

STOCKHOLDERS' DEFICIT
Common Stock: $0.001 par value, 75,000,000 shares authorized, 60,648,433 shares issued and outstanding	60,648	60,648
Additional paid-in capital	38,654,622	38,654,622
Accumulated deficit	(39,010,914)	(38,962,640)
Total Stockholders' Deficit	(295,644)	(247,370)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$400	$400

The accompanying notes are an integral part of these condensed unaudited financial statements.

STARTECH LABS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2023	2022	2023	2022

Operating Expenses
General and administration	$822	$450	$1,722	$1,350
Professional	4,500	4,250	24,450	24,034
Total operating expenses	5,322	4,700	26,172	25,384

Net loss from operations	(5,322)	(4,700)	(26,172)	(25,384)

Other expense
Interest expense	(7,286)	(7,286)	(22,102)	(22,102)
Total other expense	(7,286)	(7,286)	(22,102)	(22,102)

Net loss before taxes	(12,608)	(11,986)	(48,274)	(47,486)
Provision for income taxes	-	-	-	-
Net loss	$(12,608)	$(11,986)	$(48,274)	$(47,486)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	60,648,433	60,648,433	60,648,433	60,648,433

The accompanying notes are an integral part of these condensed unaudited financial statements.

STARTECH LABS, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2023 AND 2022

(UNAUDITED)

Three Months and Nine Months Ended February 28, 2023

			Additional		Total
	Common stock		paid-in	Accumulated	Shareholders'
	Shares	Amount	capital	Deficit	Deficit

Balance, May 31, 2022	60,648,433	$60,648	$38,654,622	$(38,962,640)	$(247,370)
Net loss for the period	-	-	-	(23,598)	(23,598)
Balance, August 31, 2022	60,648,433	$60,648	$38,654,622	$(38,986,238)	$(270,968)
Net loss for the period	-	-	-	(12,068)	(12,068)
Balance, November 30, 2022	60,648,433	$60,648	$38,654,622	$(38,998,306)	$(283,036)
Net loss for the period	-	-	-	(12,608)	(12,608)
Balance, February 28, 2023	60,648,433	$60,648	$38,654,622	$(39,010,914)	$(295,644)

Three Months and Nine Months Ended February 28, 2022

			Additional		Total
	Common stock		paid-in	Accumulated	Shareholders'
	Shares	Amount	capital	Deficit	Deficit

Balance, May 31, 2021	60,648,433	$60,648	$38,654,622	$(38,903,005)	$(187,735)
Net loss for the period	-	-	-	(20,932)	(20,932)
Balance, August 31, 2021	60,648,433	$60,648	$38,654,622	$(38,923,937)	$(208,667)
Net loss for the period	-	-	-	(14,568)	(14,568)
Balance, November 30, 2021	60,648,433	$60,648	$38,654,622	$(38,938,505)	$(223,235)
Net loss for the period	-	-	-	(11,986)	(11,986)
Balance, February 28, 2022	60,648,433	$60,648	$38,654,622	$(38,950,491)	$(235,221)

The accompanying notes are an integral part of these condensed unaudited financial statements.

STARTECH LABS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	February 28,	February 28,
	2023	2022

Cash Flows from Operating Activities:
Net loss	$(48,274)	$(47,486)
Changes in operating assets and liabilities:
Accounts payable	(2,278)	(1,374)
Accrued interest	22,102	22,102
Net Cash Used in Operating Activities	(28,450)	(26,758)

Cash Flows from Financing Activities:
Advancement from director	28,450	26,758
Net Cash Provided by Financing Activities	28,450	26,758

Net Change in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents, beginning of period	-	-
Cash and Cash Equivalents, end of period	$-	$-

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

STARTECH LABS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FEBRUARY 28, 2023

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

On January 17, 2023, majority of the Company’s shareholders approved a reverse stock split of our issued and outstanding shares of common stock on a basis of up to one hundred (100) old shares for one (1) new share of common stock, the change of the Company’s name to GreenTech Innovations, Inc. and the change of the Company trading symbol to “GTNN” or “GRNC”. These corporation actions have not been approved by FINRA and effectuate as of the date of issuance of these financial statements.

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

In the opinion of the company’s management, the accompanying unaudited interim financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the company as of February 28, 2023 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended February 28, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the company’s Annual Report on Form 10-K for the year ended May 31, 2022 filed with the SEC on August 18, 2022.

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

For the nine months ended February 28, 2023 and 2022, respectively, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	February 28,	February 28,
	2023	2022
	(Shares)	(Shares)
Convertible notes payable	47,748,982	47,748,982

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

As of February 28, 2023 and May 31, 2022, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

The Company has incurred net losses since inception on April 20, 2013 through February 28, 2023 totalling $39,010,914 and has negative working capital of $296,044 at February 28, 2023. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the Business paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

As of February 28, 2023, and May 31, 2022, 60,648,433 shares of common stock were issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the nine months ended February 28, 2023 and 2022, the Director of the Company made advancement of $28,450 and $26,758 for operating expenses on behalf of the Company, respectively.

The loan is non-interest bearing and due on demand.

As of February 28, 2023 and May 31, 2022, the amount due to director was $62,308 and $33,858, respectively.

NOTE 6 – CONVERTIBLE NOTES

	February 28,	May 31,
	2023	2022
Convertible Notes - June 2019	$56,859	$56,859
Convertible Notes - August 2019	14,716	14,716
Convertible Notes - November 2019	8,789	8,789
Convertible Notes - February 2020	18,956	18,956
Convertible Notes - May 2020	3,350	3,350
Convertible Notes - August 2020	16,632	16,632
Convertible Notes - November 2020	7,400	7,400
Convertible Notes - February 2021	2,700	2,700
	129,402	129,402
Less current portion of convertible notes payable	(129,402)	(129,402)
Non-current convertible notes payable	$-	$-

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

During the nine months ended February 28, 2023 and 2022, the Company incurred note interest expense of $22,102 and $22,102, respectively.

As of February 28, 2023 and May 31, 2022, the convertible notes payable was $129,402 and $129,402, respectively, and accrued note interest payable was $102,711 and $80,609, respectively.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited financial statements for the three months ended February 28, 2023 and February 28, 2022.

Three months ending February 28, 2023 compared to three months ending February 28, 2022:

	For the Three Months Ended
	February 28,	February 28,
	2023	2022	Change	%
Operating Expenses
General and administrative expenses	$822	$450	$372	-
Professional fees	4,500	4,250	250	6%
Total Operating Expenses	5,322	4,700	622	13%
Other expense	7,286	7,286	-	-
Net Loss	$(12,608)	$(11,986)	$(622)	5%

Net loss totalled $12,068 for the three months ended February 28, 2023, compared to a net loss for the three months ended February 28, 2022 of $11,986. The increase in net loss was mainly due to the increase in professional fees.

Nine months ending February 28, 2023 compared to nine months ending February 28, 2022:

	For the Nine Months Ended
	February 28,	February 28,
	2023	2022	Change	%
Operating Expenses
General and administrative expenses	$1,722	$1,350	$372	-
Professional fees	24,450	24,034	416	2%
Total Operating Expenses	26,172	25,384	788	3%
Other expense	22,102	22,102	-	-
Net Loss	$(48,274)	$(47,486)	$(788)	2%

Net loss

Net loss totalled $48,274 for the nine months ended February 28, 2023, compared to a net loss for the nine months ended February 28, 2022 of $47,486. The increase in net loss was mainly due to the increase in professional fees.

Liquidity and Capital Resources

Working Capital

	February 28,	May 31,
	2023	2022	Change
Current Assets	$-	$-	$-
Current Liabilities	$296,044	$247,770	$48,274
Working Capital Deficiency	$(296,044)	$(247,770)	$(48,274)

The increase in working capital deficiency during the nine months ended February 28, 2023 was primarily a result of an increase of due to related parties and accrued interest payable.

Cash Flows

	For the Nine Months Ended
	February 28,	February 28,
	2023	2022
Cash Flows used in Operating Activities	$(28,450)	$(26,758)
Cash Flows used in Investing Activities	-	-
Cash Flows from Financing Activities	28,450	26,758
Net Change in Cash and Cash Equivalents	$-	$-

Cash Flow from Operating Activities

During the nine months ended February 28, 2023, our company used $28,450 in cash from operating activities, compared to $26,758 cash used in operating activities during the nine months ended February 28, 2022.

The cash used from operating activities for the nine months ended February 28, 2023 was attributed to a net loss of $48,274, reduced by changes in operating assets and liabilities of $19,824.

The cash used from operating activities for the nine months ended February 28, 2022 was attributed to a net loss of $47,486, reduced by changes in operating assets and liabilities of $20,728.

Cash Flow from Investing Activities

During the nine months ended February 28, 2023 and 2022, our company did not use any cash in investing activities.

Cash Flow from Financing Activities

During the nine months ended February 28, 2023 and 2022, our company received $28,4 50and $26,758 from director’s advancement, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Going Concern

We have incurred net loss since our inception on April 20, 2013 through February 28, 2023 totalling $39,010,914 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors’ report on our financial statements for the year ended May 31, 2022 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

STARTECH LABS, INC.
(Registrant)

Dated: April 7, 2023	/s/ Kevin So
Kevin So
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

