Form 10-K
period 2023-05-31
Startech Labs, Inc.
filed 2023-08-28
CIK 1584480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2023

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on November 30, 2022, was $1,363,345 based on a $0.25 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

60,647,380 shares of common stock as of August 24, 2023.

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

Holders

As of August 24, 2023, we had 3 shareholders of record of our common stock with 60,647,380 shares of common stock outstanding.

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

Recent Sales of unregistered securities

None.

Issuer Purchases of Equity Securities

There were no repurchases of common stock for the year ended May 31, 2023.

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

Results of Operations - Years Ended May 31, 2023 and 2022

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended May 31, 2023 and 2022, which are included herein.

Our operating results for the year ended May 31, 2023 and 2022, and the changes between those periods for the respective items are summarized as follows:

	For the Year Ended
	May 31,	May 31,
	2023	2022	Change	%
Operating Expenses	$31,691	$30,084	1,607	5%
Other expense	29,551	29,551	-	-
Net Loss	$(61,242)	$(59,635)	$(1,607)	3%

Revenue

We have not generated any revenues for the year ended May 31, 2023 and May 31, 2022.

Operating expense

Operating expenses for year ended May 31, 2023 increased to $31,691 from $30,084 incurred during the year ended May 31, 2022 due to an increase in professional fees.

Other expense

Interest expense for the year ended May 31, 2023 and May 31, 2022 was $29,551 form interest expense on convertible notes.

Net loss

Net loss for the year ended May 31, 2023 increased to $61,242 from $59,635 for the year ended May 31, 2023 due to the increase in in operating expenses during the year ended May 31, 2023.

Liquidity and Capital Resources

Working Capital

	May 31,	May 31,
	2023	2022	Change
Current Assets	$-	$-	$-
Current Liabilities	$309,012	$247,770	$61,242
Working Capital Deficiency	$(309,012)	$(247,770)	$(61,242)

The increase in working capital deficiency during the year ended May 31, 2023 was primarily a result of an increase of accrued interest and amount due to related party.

Cash Flows

	For the Year Ended
	May 31,	May 31,
	2023	2022
Cash Flows used in Operating Activities	$(31,850)	$(29,858)
Cash Flows used in Investing Activities	-	-
Cash Flows from Financing Activities	31,850	29,858
Net Change in Cash and Cash Equivalents	$-	$-

Cash Flow from Operating Activities

During the year ended May 31, 2023, our company used $31,850 in cash from operating activities, compared to $29,858 cash used in operating activities during the year ended May 31, 2022.

The cash used from operating activities for the year ended May 31, 2023 was attributed to a net loss of $61,242, decreased by net changes in operating assets and liabilities of $29,392.

The cash used from operating activities for the year ended May 31, 2022 was attributed to a net loss of $59,635, decreased by net changes in operating assets and liabilities of $29,777.

Cash Flow from Investing Activities

Our Company had no investing activities during the year ended May 31, 2023 and 2022.

Cash Flow from Financing Activities

During the year ended May 31, 2023 and 2022, our Company had net cash provided by financing activities of $31,850 and $29,858 from director’s loan for operation expense, respectively.

Liquidity and Capital Resources

As at May 31, 2023, we had no cash and had $309,012 in outstanding current liabilities, consisting of convertible notes of $129,402, accrued interest of $110,159, due to related party of $65,708 and accounts payable and accrued liabilities of $3,743. We estimate total expenditures over the next 12 months are expected to be approximately $30,000.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Startech Labs, Inc. as of May 31, 2023 and 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2017

Lakewood, CO

August 28, 2023

STARTECH LABS, INC.

BALANCE SHEETS

	May 31,	May 31,
	2023	2022
ASSETS
Current Assets
Total Current Assets	$-	$-

Intangible Assets	400	400

Total Assets	$400	$400

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$3,743	$3,901
Accrued interest	110,159	80,609
Due to related party	65,708	33,858
Convertible notes	129,402	129,402
Total Current Liabilities	309,012	247,770

Total Liabilities	309,012	247,770

STOCKHOLDERS' DEFICIT
Common Stock: $0.001 par value, 75,000,000 shares authorized, 60,647,380 shares issued and outstanding	60,647	60,647
Additional paid-in capital	38,654,623	38,654,623
Accumulated deficit	(39,023,882)	(38,962,640)
Total Stockholders' Deficit	(308,612)	(247,370)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$400	$400

The accompanying notes are an integral part of these audited financial statements.

STARTECH LABS, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended
	May 31,	May 31,
	2023	2022

Operating Expenses
General and administration	$2,491	$1,800
Professional	29,200	28,284
Total operating expenses	31,691	30,084

Net loss from operations	(31,691)	(30,084)

Other expense
Interest expense	(29,551)	(29,551)
Total other expense	(29,551)	(29,551)

Net loss before taxes	(61,242)	(59,635)
Provision for income taxes	-	-
Net loss	$(61,242)	$(59,635)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	60,648,433	60,648,433

The accompanying notes are an integral part of these audited financial statements.

STARTECH LABS, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED MAY 31, 2023 AND 2022

			Additional		Total
	Common stock		paid-in	Accumulated	Shareholders'
	Shares	Amount	capital	Deficit	Deficit

Balance, May 31, 2021	60,647,380	$60,647	$38,654,623	$(38,903,005)	$(187,735)
Net loss for the period	-	-	-	(59,635)	(59,635)
Balance, May 31, 2022	60,647,380	$60,647	$38,654,623	$(38,962,640)	$(247,370)
Net loss for the period	-	-	-	(61,242)	(61,242)
Balance, May 31, 2023	60,647,380	$60,647	$38,654,623	$(39,023,882)	$(308,612)

The accompanying notes are an integral part of these audited financial statements.

STARTECH LABS, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended
	May 31,	May 31,
	2023	2022

Cash Flows from Operating Activities:
Net loss	$(61,242)	$(59,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	(158)	226
Accrued interest	29,550	29,551
Net Cash Used in Operating Activities	(31,850)	(29,858)

Cash Flows from Financing Activities:
Advancement from director	31,850	29,858
Net Cash Provided by Financing Activities	31,850	29,858

Net Change in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents, beginning of period	-	-
Cash and Cash Equivalents, end of period	$-	$-

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these audited financial statements.

STARTECH LABS, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

MAY 31, 2023

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

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation. The reclassification had no impact on net loss and financial position.

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

For the year ended May 31, 2023 and 2022, respectively, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	May 31,	May 31,
	2023	2022
	(Shares)	(Shares)
Convertible notes payable	47,748,982	47,748,982

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740 “Income Taxes”. Pursuant to ASC 740 deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At May 31, 2023 and May 31, 2022, there were no unrecognized tax benefits.

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

As of May 31, 2023 and May 31, 2022, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt-Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging-Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU2020-06 removes from U.S. GAAP the separation models for (1) convertible debt with a cash conversion feature (“CCF”) and (2) convertible instruments with a beneficial conversion feature (“BCF”). With the adoption of ASU2020-06, entities will not separately present in equity an embedded conversion feature these debts. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company has chosen to early adopt this standard on its year ended May 31, 2023, financial statements and did not record BCF on the issuance of convertible notes with conversion rate below the Company’s market stock price on the date of note issuance.

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

The Company has incurred net losses since inception on April 20, 2013 through May 31, 2023 totalling $39,023,882 and has negative working capital of $309,012 at May 31, 2023. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the Business paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

As of May 31, 2023 and May 31, 2022, 60,647,380 shares of common stock were issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the year ended May 31, 2023 and May 31, 2022, the Director of the Company made advancement of $31,850 and $29,858 for operating expenses on behalf of the Company, respectively.

The loan is non-interest bearing and due on demand.

As of May 31, 2023 and May 31, 2022, the amount due to director was $65,708 and $33,858 respectively.

NOTE 6 – CONVERTIBLE NOTES

	May 31,	May 31,
	2023	2022
Convertible Notes - June 2019	$56,859	$56,859
Convertible Notes - August 2019	14,716	14,716
Convertible Notes - November 2019	8,789	8,789
Convertible Notes - February 2020	18,956	18,956
Convertible Notes - May 2020	3,350	3,350
Convertible Notes - August 2020	16,632	16,632
Convertible Notes - November 2020	7,400	7,400
Convertible Notes - February 2021	2,700	2,700
	129,402	129,402
Less current portion of convertible notes payable	(129,402)	(129,402)
Non-current convertible notes payable	$-	$-

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

During the year ended May 31, 2023 and 2022, the Company incurred note interest expense of $29,551 and $29,551, respectively.

As of May 31, 2023 and May 31, 2022, the convertible notes payable was $129,402 and $129,402, respectively, and accrued note interest payable was $110,159 and $80,609, respectively.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of May 31, 2023 and 2022, are as follows:

	May 31,	May 31,
	2023	2022
Net operating loss carry forward	$534,242	$473,000
Statutory tax rate	21%	21%
Deferred tax asset	$112,191	$99,330
Less: Valuation allowance	(112,191)	(99,330)
Net deferred asset	-	-

As of May 31, 2023, the Company had approximately $534,000 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2034 and 2038. NOLs generated in tax years prior May 31, 2018, can be carryforward for twenty years, whereas NOLs generated after May 31, 2018 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2014 through 2023 are subject to review by the tax authorities.

NOTE 8 – SUBSEQUENT EVENT

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the May 31, 2023 to the date these financial statements were issued and has determined that it has the below material subsequent events to disclose in these financial statements.

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

Changes In Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended May 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions Held	Date of Appointment

Mark Kevin So	34	President, Chief Executive Officer and Director	January 10, 2018

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended May 31, 2023 and 2022; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2023 and 2022, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kevin So	2023	-	-	-	-	-	-	-	-
President, CEO, Secretary and Director	2022	-	-	-	-	-	-	-	-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 24, 2023 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Kevin So 244 Madison Avenue New York City, NY10016-2817	55,000,000 Common / Direct	90.69%
Evershine Holdings Ltd. Global Gateway 8 Rue De La Perle Providence, Mahe Seychelles	121,053 Common	0.20%
Directors and Executive Officers as a Group	55,121,053 Common	90.89%

_______________

(1)

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 24, 2023. As of August 24, 2023, there were 60,647,380 shares of our common stock issued and outstanding.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended May 31, 2023, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

During the year ended May 31, 2023 and May 31, 2022, the Director of the Company made advancement of $31,850 and $29,858 for operating expenses on behalf of the Company, respectively.

As of May 31, 2023 and May 31, 2022, the amount due to director was $65,708 and $33,858 respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended May 31, 2023 and for fiscal year ended May 31, 2022 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Fee Category	Year Ended May 31, 2023	Year Ended May 31, 2022

Audit Fees	$20,950	$20,460
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$20,950	$20,460

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

STARTECH LABS, INC.
(Registrant)

Dated: August 28, 2023	/s/ Kevin So
Kevin So
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

