Form 10-Q
period 2023-08-31
Startech Labs, Inc.
filed 2023-10-12
CIK 1584480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2023

or

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

60,647,380 common stock issued and outstanding as of September 25, 2023

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

STARTECH LABS, INC.

BALANCE SHEETS

(UNAUDITED)

	August 31,	May 31,
	2023	2023
ASSETS
Current Assets
Total Current Assets	$-	$-

Intangible Assets	400	400

Total Assets	$400	$400

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$6,501	$3,743
Accrued interest	117,607	110,159
Due to related party	82,288	65,708
Convertible notes	129,402	129,402
Total Current Liabilities	335,798	309,012

Total Liabilities	335,798	309,012

STOCKHOLDERS' DEFICIT
Common Stock: $0.001 par value, 75,000,000 shares authorized, 60,647,380 shares issued and outstanding	60,647	60,647
Additional paid-in capital	38,654,623	38,654,623
Accumulated deficit	(39,050,668)	(39,023,882)
Total Stockholders' Deficit	(335,398)	(308,612)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$400	$400

The accompanying notes are an integral part of these condensed unaudited financial statements.

STARTECH LABS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	August 31,	August 31,
	2023	2022

Operating Expenses
General and administration	$3,638	$450
Professional	15,700	15,700
Total operating expenses	19,338	16,150

Net loss from operations	(19,338)	(16,150)

Other expense
Interest expense	(7,448)	(7,448)
Total other expense	(7,448)	(7,448)

Net loss before taxes	(26,786)	(23,598)
Provision for income taxes	-	-
Net loss	$(26,786)	$(23,598)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	60,647,380	60,648,433

The accompanying notes are an integral part of these condensed unaudited financial statements.

STARTECH LABS, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED AUGUST 31, 2023 AND 2022

(UNAUDITED)

Three Months Ended August 31, 2023

			Additional		Total
	Common stock		paid-in	Accumulated	Shareholders'
	Shares	Amount	capital	Deficit	Deficit

Balance, May 31, 2023	60,647,380	$60,647	$38,654,623	$(39,023,882)	$(308,612)
Net loss for the period	-	-	-	(26,786)	(26,786)
Balance, August 31, 2023	60,647,380	$60,647	$38,654,623	$(39,050,668)	$(335,398)

Three Months Ended August 31, 2022

			Additional		Total
	Common stock		paid-in	Accumulated	Shareholders'
	Shares	Amount	capital	Deficit	Deficit

Balance, May 31, 2022	60,648,433	$60,648	$38,654,622	$(38,962,640)	$(247,370)
Net loss for the period	-	-	-	(23,598)	(23,598)
Balance, August 31, 2022	60,648,433	$60,648	$38,654,622	$(38,986,238)	$(270,968)

The accompanying notes are an integral part of these condensed unaudited financial statements.

STARTECH LABS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	August 31,	August 31,
	2023	2022

Cash Flows from Operating Activities:
Net loss	$(26,786)	$(23,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	2,758	2,950
Accrued interest	7,448	7,448
Net Cash Used in Operating Activities	(16,580)	(13,200)

Cash Flows from Financing Activities:
Advancement from director	16,580	13,200
Net Cash Provided by Financing Activities	16,580	13,200

Net Change in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents, beginning of period	-	-
Cash and Cash Equivalents, end of period	$-	$-

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Disclosure:
Beneficial conversion feature	$-	$-
Issuance of common shares for repayment of convertible notes	$-	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

STARTECH LABS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2023

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

In the opinion of the company’s management, the accompanying unaudited interim financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the company as of August 31, 2023 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended August 31, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the company’s Annual Report on Form 10-K for the year ended May 31, 2023 filed with the SEC on August 28, 2023.

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

For the three months ended August 31, 2023 and 2022, respectively, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

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

As of Augst 31, 2023 and May 31, 2023, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

The Company has incurred net losses since inception on April 20, 2013 through August 31, 2023 totalling $39,050,668 and has negative working capital of $33,578 at August 31, 2023. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the Business paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

As of August 31, 2023, and May 31, 2023, 60,648,433 shares of common stock were issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the three months ended August 31, 2023 and 2022, the Director of the Company made advancement of $16,580 and $13,200 for operating expenses on behalf of the Company, respectively.

The loan is non-interest bearing and due on demand.

As of August 31, 2023 and May 31, 2023, the amount due to director was $82,288 and $65,708, respectively.

NOTE 6 – CONVERTIBLE NOTES

	August 31,	May 31,
	2023	2023
Convertible Notes - June 2019	$56,859	$56,859
Convertible Notes - August 2019	14,716	14,716
Convertible Notes - November 2019	8,789	8,789
Convertible Notes - February 2020	18,956	18,956
Convertible Notes - May 2020	3,350	3,350
Convertible Notes - August 2020	16,632	16,632
Convertible Notes - November 2020	7,400	7,400
Convertible Notes - February 2021	2,700	2,700
	129,402	129,402
Less current portion of convertible notes payable	(129,402)	(129,402)
Non-current convertible notes payable	$-	$-

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

On August 31, 2020, the Company issued a convertible note to an unaffiliated party of $16,632 for paying operating expenses on behalf of the Company. The convertible note is due on demand, bears interest at 25% per annum and is convertible at 0.001 per share for the Company common stock. The debt discount from the beneficial conversion of $16,632 was expensed upon issuance of the note.

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

During the three months ended August 31, 2023 and 2022, the Company incurred note interest expense of $7,448 and $7,448, respectively.

As of August 31, 2023 and May 31, 2023, the convertible notes payable was $129,402 and $129,402, respectively, and accrued note interest payable was $117,607 and $115,159, respectively.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited financial statements for the three months ended August 31, 2023 and August 31 2022.

Three months ending August 31, 2023 compared to three months ending August 31, 2022:

	For the Three Months Ended
	August 31,	August 31,
	2023	2022	Change	%
Operating Expenses	$19,338	$16,150	3,188	20%
Other expense	7,448	7,448	-	-
Net Loss	$(26,786)	$(23,598)	$(3,188)	14%

Net loss totalled $26,786 for the three months ended August 31, 2023, compared to a net loss for the three months ended August 31, 2022 of $23,598. The increase in net loss was mainly due to the increase in professional fees.

Liquidity and Capital Resources

Working Capital

	August 31,	May 31,
	2023	2023	Change
Current Assets	$-	$-	$-
Current Liabilities	$335,798	$309,012	$26,786
Working Capital Deficiency	$(335,798)	$(309,012)	$(26,786)

The increase in working capital deficiency during the three months ended August 31, 2023 was primarily a result of an increase of due to related parties and accrued interest payable.

Cash Flows

	For the Three Months Ended
	August 31,	August 31,
	2023	2022
Cash Flows used in Operating Activities	$(16,580)	$(13,200)
Cash Flows used in Investing Activities	-	-
Cash Flows from Financing Activities	16,580	13,200
Net Change in Cash and Cash Equivalents	$-	$-

Cash Flow from Operating Activities

During the three months ended August 31, 2023, our company used $16,580 in cash from operating activities, compared to $13,200 cash used in operating activities during the three months ended August 31, 2022.

The cash used from operating activities for the three months ended May 31, 2023 was attributed to a net loss of $26,786, reduced by changes in operating assets and liabilities of $10,206.

The cash used from operating activities for the three months ended May 31, 2022 was attributed to a net loss of $23,598, reduced by changes in operating assets and liabilities of $10,398.

Cash Flow from Investing Activities

During the three months ended August 31, 2023 and 2022, our company did not use any cash in investing activities.

Cash Flow from Financing Activities

During the three months ended August 31, 2023 and 2022, our company received $16,580 and $13,200 from director’s advancement, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Going Concern

We have incurred net loss since our inception on April 20, 2013 through August 31, 2023 totalling $39,050,668 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors’ report on our financial statements for the year ended May 31, 2023 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

STARTECH LABS, INC.
(Registrant)

Dated: October 12, 2023	/s/ Kevin So
Kevin So
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

