Form 10-Q
period 2024-02-29
Startech Labs, Inc.
filed 2024-03-28
CIK 1584480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2024

or

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

60,647,380 common stock issued and outstanding as of March 22, 2024

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

STARTECH LABS, INC.

BALANCE SHEETS

(UNAUDITED)

	February 29,	May 31,
	2024	2023
ASSETS
Current Assets
Total Current Assets	$-	$-

Intangible Assets	400	400

Total Assets	$400	$400

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$2,997	$3,743
Accrued interest	132,342	110,159
Due to related party	97,975	65,708
Convertible notes	129,402	129,402
Total Current Liabilities	362,716	309,012

Total Liabilities	362,716	309,012

STOCKHOLDERS' DEFICIT
Common Stock: $0.001 par value, 75,000,000 shares authorized, 60,647,380 shares issued and outstanding	60,647	60,647
Additional paid-in capital	38,654,623	38,654,623
Accumulated deficit	(39,077,586)	(39,023,882)
Total Stockholders' Deficit	(362,316)	(308,612)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$400	$400

The accompanying notes are an integral part of these condensed unaudited financial statements.

STARTECH LABS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2022

Operating Expenses
General and administration	$650	$822	$5,221	$1,722
Professional	5,300	4,500	26,300	24,450
Total operating expenses	5,950	5,322	31,521	26,172

Net loss from operations	(5,950)	(5,322)	(31,521)	(26,172)

Other expense
Interest expense	(7,367)	(7,286)	(22,183)	(22,102)
Total other expense	(7,367)	(7,286)	(22,183)	(22,102)

Net loss before taxes	(13,317)	(12,608)	(53,704)	(48,274)
Provision for income taxes	-	-	-	-
Net loss	$(13,317)	$(12,608)	$(53,704)	$(48,274)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	60,647,380	60,648,433	60,647,380	60,648,433

The accompanying notes are an integral part of these condensed unaudited financial statements.

STARTECH LABS, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED FEBRUARY 29, 2024 AND 2023

(UNAUDITED)

Three Months and Nine Months Ended February 29, 2024

			Additional		Total
	Common stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, May 31, 2023	60,647,380	$60,647	$38,654,623	$(39,023,882)	$(308,612)
Net loss for the period	-	-	-	(26,786)	(26,786)
Balance, August 31, 2023	60,647,380	$60,647	$38,654,623	$(39,050,668)	$(335,398)
Net loss for the period	-	-	-	(13,601)	(13,601)
Balance, November 30, 2023	60,647,380	$60,647	$38,654,623	$(39,064,269)	$(348,999)
Net loss for the period	-	-	-	(13,317)	(13,317)
Balance, February 29, 2024	60,647,380	$60,647	$38,654,623	$(39,077,586)	$(362,316)

 Three Months and Nine Months Ended February 28, 2023

			Additional		Total
	Common stock		paid-in	Accumulated	Shareholders'
	Shares	Amount	capital	Deficit	Deficit

Balance, May 31, 2022	60,648,433	$60,648	$38,654,622	$(38,962,640)	$(247,370)
Net loss for the period	-	-	-	(23,598)	(23,598)
Balance, August 31, 2022	60,648,433	$60,648	$38,654,622	$(38,986,238)	$(270,968)
Net loss for the period	-	-	-	(12,068)	(12,068)
Balance, November 30, 2022	60,648,433	$60,648	$38,654,622	$(38,998,306)	$(283,036)
Net loss for the period	-	-	-	(12,608)	(12,608)
Balance, February 28, 2023	60,648,433	$60,648	$38,654,622	$(39,010,914)	$(295,644)

The accompanying notes are an integral part of these condensed unaudited financial statements.

STARTECH LABS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	February 29,	February 28,
	2024	2023

Cash Flows from Operating Activities:
Net loss	$(53,704)	$(48,274)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	(746)	(2,278)
Accrued interest	22,183	22,102
Net Cash Used in Operating Activities	(32,267)	(28,450)

Cash Flows from Financing Activities:
Advancement from director	32,267	28,450
Net Cash Provided by Financing Activities	32,267	28,450

Net Change in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents, beginning of period	-	-
Cash and Cash Equivalents, end of period	$-	$-

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

STARTECH LABS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FEBRUARY 29, 2024

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

In the opinion of the company’s management, the accompanying unaudited interim financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the company as of February 29, 2024 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended February 29, 2024 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the company’s Annual Report on Form 10-K for the year ended May 31, 2023 filed with the SEC on August 28, 2023.

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

For the nine months ended February 29, 2024 and February 28, 2023, respectively, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	February 29,	February 28,
	2024	2023
	(Shares)	(Shares)
Convertible notes payable	47,748,982	47,748,982

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

As of February 29, 2024 and May 31, 2023, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

The Company has incurred net losses since inception on April 20, 2013 through February 29, 2024 totalling $39,077,586 and has negative working capital of $362,716 at February 29, 2024. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the Business paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

As of February 29, 2024 and May 31, 2023, 60,647,380 shares of common stock were issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the nine months ended February 29, 2024 and February 28, 2023, the Director of the Company made advancement of $32,267 and $28,450 for operating expenses on behalf of the Company, respectively.

The loan is non-interest bearing and due on demand.

As of February 29, 2024 and May 31, 2023, the amount due to director was $97,975 and $65,708, respectively.

NOTE 6 – CONVERTIBLE NOTES

	February 29,	May 31,
	2024	2023
Convertible Notes - June 2019	$56,859	$56,859
Convertible Notes - August 2019	14,716	14,716
Convertible Notes - November 2019	8,789	8,789
Convertible Notes - February 2020	18,956	18,956
Convertible Notes - May 2020	3,350	3,350
Convertible Notes - August 2020	16,632	16,632
Convertible Notes - November 2020	7,400	7,400
Convertible Notes - February 2021	2,700	2,700
	129,402	129,402
Less current portion of convertible notes payable	(129,402)	(129,402)
Non-current convertible notes payable	$-	$-

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

During the nine months ended February 29, 2024 and February 28, 2023, the Company incurred note interest expense of $22,183 and $22,102, respectively.

As of February 29, 2024 and May 31, 2023, the convertible notes payable was $129,402 and $129,402, respectively, and accrued note interest payable was $132,342 and $110,159, respectively.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited financial statements for the nine months ended February 29, 2024 and February 28, 2023.

Three months ending February 29, 2024 compared to three months ending February 28, 2023:

	For the Three Months Ended
	February 29,	February 28,
	2024	2023	Change	%
Operating Expenses	$5,950	$5,322	$628	12%
Other expense	7,367	7,286	81	1%
Net Loss	$(13,317)	$(12,608)	$(709)	6%

Net loss totalled $13,317 for the three months ended February 29, 2024, compared to a net loss for the three months ended February 28, 2023 of $12,068. The increase in net loss was mainly due to the increase in professional fees.

Nine months ending February 29, 2024 compared to three months ending February 28, 2023:

	For the Nine Months Ended
	February 29,	February 28,
	2024	2023	Change	%
Operating Expenses	$31,521	$26,172	$5,349	20%
Other expense	22,183	22,102	81	-
Net Loss	$(53,704)	$(48,274)	$(5,430)	11%

Net loss totalled $53,704 for the nine months ended February 29, 2024, compared to a net loss for the nine months ended February 28, 2023 of $48,274. The increase in net loss was mainly due to the increase in professional fees.

Liquidity and Capital Resources

Working Capital

	February 29,	May 31,
	2024	2023	Change
Current Assets	$-	$-	$-
Current Liabilities	$362,716	$309,012	$53,704
Working Capital Deficiency	$(362,716)	$(309,012)	$(53,704)

The increase in working capital deficiency during the nine months ended February 29, 2024 was primarily a result of an increase of due to related parties and accrued interest payable.

Cash Flows

	For the Nine Months Ended
	February 29,	February 28,
	2024	2023
Cash Flows used in Operating Activities	$(32,267)	$(28,450)
Cash Flows used in Investing Activities	-	-
Cash Flows from Financing Activities	32,267	28,450
Net Change in Cash and Cash Equivalents	$-	$-

Cash Flow from Operating Activities

During the nine months ended February 29, 2024, our company used $32,267 in cash from operating activities, compared to $28,450 cash used in operating activities during the nine months ended February 28, 2023.

The cash used from operating activities for the nine months ended February 29, 2024 was attributed to a net loss of $53,704, reduced by changes in operating assets and liabilities of $21,437.

The cash used from operating activities for the nine months ended February 28, 2023 was attributed to a net loss of $48,274, reduced by changes in operating assets and liabilities of $19,824.

Cash Flow from Investing Activities

During the nine months ended February 29, 2024 and February 28, 2023, our company did not use any cash in investing activities.

Cash Flow from Financing Activities

During the nine months ended February 29, 2024 and February 28, 2023, our company received $32,267 and $28,450 from director’s advancement, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Going Concern

We have incurred net loss since our inception on April 20, 2013 through February 29, 2024 totalling $39,077,586 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors’ report on our financial statements for the year ended May 31, 2023 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

STARTECH LABS, INC.
(Registrant)

Dated: March 28, 2024	/s/ Kevin So
Kevin So
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

