Form 10-K
period 2024-05-31
Startech Labs, Inc.
filed 2024-08-29
CIK 1584480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2024

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on November 30, 2023, was $50,842 based on a $0.0092 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

60,647,380 shares of common stock as of August 26, 2024.

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

Holders

As of August 26, 2024, we had 3 shareholders of record of our common stock with 60,647,380 shares of common stock outstanding.

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

Recent Sales of unregistered securities

None.

Issuer Purchases of Equity Securities

There were no repurchases of common stock for the year ended May 31, 2024.

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

Results of Operations - Years Ended May 31, 2024 and 2023

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended May 31, 2024 and 2023, which are included herein.

Our operating results for the year ended May 31, 2024 and 2023, and the changes between those periods for the respective items are summarized as follows:

	For the Year Ended
	May 31,	May 31,
	2024	2023	Change	%
Operating Expenses	$35,469	$31,691	$3,778	12%
Other expense	29,632	29,551	81	-
Net Loss	$(65,101)	$(61,242)	$(3,859)	6%

Revenue

We have not generated any revenues for the year ended May 31, 2024 and May 31, 2023.

Operating expense

Operating expenses for year ended May 31, 2024 increased to $35,469 from $31,691 incurred during the year ended May 31, 2023 due to an increase in professional fees.

Other expense

Interest expense for the year ended May 31, 2024 and May 31, 2023 was $29,632 and $29,551form interest expense on convertible notes, respectively.

Net loss

Net loss for the year ended May 31, 2024 increased to $65,101 from $61,242 for the year ended May 31, 2023 due to the increase in in operating expenses and interest expense during the year ended May 31, 2023.

Liquidity and Capital Resources

Working Capital

	May 31,	May 31,
	2024	2023	Change
Current Assets	$-	$-	$-
Current Liabilities	$373,713	$308,612	$645,101
Working Capital Deficiency	$(373,713)	$(308,612)	$(645,101)

The increase in working capital deficiency during the year ended May 31, 2024 was primarily a result of an increase of accrued interest and amount due to related party.

 Cash Flows

	For the Year Ended
	May 31,	May 31,
	2024	2023
Cash Flows used in Operating Activities	$(36,111)	$(31,850)
Cash Flows used in Investing Activities	-	-
Cash Flows from Financing Activities	36,111	31,850
Net Change in Cash and Cash Equivalents	$-	$-

Cash Flow from Operating Activities

During the year ended May 31, 2024, our Company used $36,111 in cash from operating activities, compared to $31,850 cash used in operating activities during the year ended May 31, 2023.

The cash used from operating activities for the year ended May 31, 2024 was attributed to a net loss of $65,101, decreased by net changes in operating assets and liabilities of $28,990.

The cash used from operating activities for the year ended May 31, 2023 was attributed to a net loss of $61,242, decreased by net changes in operating assets and liabilities of $29,392.

Cash Flow from Investing Activities

Our Company had no investing activities during the year ended May 31, 2024 and 2023.

Cash Flow from Financing Activities

During the year ended May 31, 2024 and 2023, our Company had net cash provided by financing activities of $36,111 and $31,850 from director’s loan for operation expense, respectively.

Liquidity and Capital Resources

As at May 31, 2024, we had no cash and had $373,713 in outstanding current liabilities, consisting of convertible notes of $129,402, accrued interest of $139,791, due to related party of $101,819 and accounts payable and accrued liabilities of $2,701. We estimate total expenditures over the next 12 months are expected to be approximately $30,000.

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

Report of the Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Startech Labs, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Startech Labs, Inc as of May 31, 2024, and 2023, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the two years then ended May 31, 2024, and 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2024, and 2023, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern as disclosed in Note 3 to the financial statement, the Company incurred a net loss of $65,101 and an accumulated deficit of $39,088,983 as of May 31, 2024, the continuation of the Company as a going concern through May 31, 2024, is dependent upon improving the profitability and the continuing financial support from its stockholders and lenders. Management believes the existing shareholders or external fund providers will provide the additional cash to meet the Company’s obligations as they become due.

These factors raise substantial doubt about the Company ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate. As of May 31, 2024, below is the critical audit matters communicated.

Critical Audit Matter Description

Going Concern Uncertainty – See also Going Concern Uncertainty explanatory paragraph above

As described in Note 3 to the financial statements, the Company has significant operating losses and a working capital deficiency. Furthermore, the company has convertible notes of $129,402 and accrued convertible notes interest of $139,791 exceeding the principal amount borrowed. Furthermore, the company has limited number of unissued shares that can be issued in future for sales in order to generate working capital.

The ability of the Company to continue as a going concern is dependent on embarking on a profitable business venture or obtaining additional financing from the shareholders or working capital funding from the sale of equity and/or debt securities to execute its plans and continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The procedures performed to address the matter included.

(i)	We inquired of executive officers, and key members of management, of the Company regarding factors that would have an impact on the Company’s ability to continue as a going concern,

(ii)

We performed testing procedures such as analytical procedures to identify conditions and events that indicate that there could be substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

(iii)	We reviewed and evaluated management plan for dealing with adverse effects of these conditions and events

(iv)	We assessed the possibility of raising additional debt or credit,

(v)	We evaluated the completeness and accuracy of disclosures in the consolidated financial statements.

/S/ Boladale Lawal

Boladale Lawal & CO

(PCAOB ID 6993)

We have served as the Company's auditor since 2024

Lagos, Nigeria

August 28, 2024

STARTECH LABS, INC.

BALANCE SHEETS

	May 31,	May 31,
	2024	2023
ASSETS
Current Assets
Total Current Assets	$-	$-

Intangible Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$2,701	$3,343
Accrued interest	139,791	110,159
Due to related party	101,819	65,708
Convertible notes	129,402	129,402
Total Current Liabilities	373,713	308,612

Total Liabilities	373,713	308,612

STOCKHOLDERS' DEFICIT
Common Stock: $0.001 par value, 75,000,000 shares authorized, 60,647,380 shares issued and outstanding	60,647	60,647
Additional paid-in capital	38,654,623	38,654,623
Accumulated deficit	(39,088,983)	(39,023,882)
Total Stockholders' Deficit	(373,713)	(308,612)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these audited financial statements.

STARTECH LABS, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended
	May 31,	May 31,
	2024	2023

Operating Expenses
General and administration	$6,221	$2,491
Professional	29,248	29,200
Total operating expenses	35,469	31,691

Net loss from operations	(35,469)	(31,691)

Other expense
Interest expense	(29,632)	(29,551)
Total other expense	(29,632)	(29,551)

Net loss before taxes	(65,101)	(61,242)
Provision for income taxes	-	-
Net loss	$(65,101)	$(61,242)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	60,647,380	60,647,380

The accompanying notes are an integral part of these audited financial statements.

STARTECH LABS, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED MAY 31, 2024 AND 2023

			Additional		Total
	Common stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, May 31, 2022	60,647,380	$60,647	$38,654,623	$(38,962,640)	$(247,370)
Net loss	-	-	-	(61,242)	(61,242)
Balance, May 31, 2023	60,647,380	$60,647	$38,654,623	$(39,023,882)	$(308,612)
Net loss	-	-	-	(65,101)	(65,101)
Balance, May 31, 2024	60,647,380	$60,647	$38,654,623	$(39,088,983)	$(373,713)

The accompanying notes are an integral part of these audited financial statements.

STARTECH LABS, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended
	May 31,	May 31,
	2024	2023

Cash Flows from Operating Activities:
Net loss	$(65,101)	$(61,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	(642)	(158)
Accrued interest	29,632	29,550
Net Cash Used in Operating Activities	(36,111)	(31,850)

Cash Flows from Financing Activities:
Advancement from director	36,111	31,850
Net Cash Provided by Financing Activities	36,111	31,850

Net Change in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents, beginning of period	-	-
Cash and Cash Equivalents, end of period	$-	$-

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

For the year ended May 31, 2024 and 2023, respectively, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	May 31,	May 31,
	2024	2023
	(Shares)	(Shares)
Convertible notes payable	47,748,982	47,748,982

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At May 31, 2024 and May 31, 2023, there were no unrecognized tax benefits.

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

As of May 31, 2024 and May 31, 2023, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

The Company has incurred net losses since inception on April 20, 2013 through May 31, 2024 totaling $39,088,983 and has negative working capital of $3,734,713 at May 31, 2024. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the Business paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

As of May 31, 2024 and May 31, 2023, 60,647,380 shares of common stock were issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the year ended May 31, 2024 and May 31, 2023, the Director of the Company made advancement of $36,111 and $31,850 for operating expenses on behalf of the Company, respectively.

The loan is non-interest bearing and due on demand.

As of May 31, 2024 and May 31, 2023, the amount due to director was $101,819 and $65,708 respectively.

NOTE 6 – CONVERTIBLE NOTES

	May 31,	May 31,
	2024	2023
Convertible Notes - June 2019	$56,859	$56,859
Convertible Notes - August 2019	14,716	14,716
Convertible Notes - November 2019	8,789	8,789
Convertible Notes - February 2020	18,956	18,956
Convertible Notes - May 2020	3,350	3,350
Convertible Notes - August 2020	16,632	16,632
Convertible Notes - November 2020	7,400	7,400
Convertible Notes - February 2021	2,700	2,700
	129,402	129,402
Less current portion of convertible notes payable	(129,402)	(129,402)
Non-current convertible notes payable	$-	$-

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

During the year ended May 31, 2024 and 2023, the Company incurred note interest expense of $29,632 and $29,551, respectively.

As of May 31, 2024 and May 31, 2023, the convertible notes payable was $129,402 and $129,402, respectively, and accrued note interest payable was $139,791 and $110,159, respectively.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of May 31, 2024 and 2023, are as follows:

	May 31,	May 31,
	2024	2023
Net operating loss carry forward	$599,343	$534,242
Statutory tax rate	21%	21%
Deferred tax asset	$125,862	$112,191
Less: Valuation allowance	(125,862)	(112,191)
Net deferred asset	-	-

As of May 31, 2024, the Company had approximately $599,000 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2034 and 2038. NOLs generated in tax years prior May 31, 2018, can be carryforward for twenty years, whereas NOLs generated after May 31, 2018 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2014 through 2024 are subject to review by the tax authorities.

NOTE 8 – SUBSEQUENT EVENT

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the May 31, 2024 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 30, 2024, the Board of Directors of Startech Labs, Inc. (the “Company”) approved the engagement of Boladale Lawal & Co (‘BLC’) as the Company’s independent registered public accounting firm for the fiscal year ended May 31, 2024 and 2023, effective immediately, and dismissed BF Bogers CPA on May 28, 2024 as the Company’s independent registered public accounting firm.

There was no disagreement in accounting and financial disclosure.

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

Name	Age	Positions Held	Date of Appointment

Mark Kevin So	35	President, Chief Executive Officer and Director	January 10, 2018

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended May 31, 2024 and 2023; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2024 and 2023, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kevin So	2024	-	-	-	-	-	-	-	-
President, CEO, Secretary and Director	2023	-	-	-	-	-	-	-	-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 26, 2024 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Kevin So 244 Madison Avenue New York City, NY10016-2817	55,000,000 Common / Direct	90.69%
Evershine Holdings Ltd. Global Gateway 8 Rue De La Perle Providence, Mahe Seychelles	121,053 Common	0.20%
Directors and Executive Officers as a Group	55,121,053 Common	90.89%

_______________

(1)

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 26, 2024. As of August 26, 2024, there were 60,647,380 shares of our common stock issued and outstanding.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended May 31, 2024, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

During the year ended May 31, 2024 and May 31, 2023, the Director of the Company made advancement of $36,111 and $31,850 for operating expenses on behalf of the Company, respectively.

As of May 31, 2024 and May 31, 2023, the amount due to director was $101,819 and $65,708 respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On May 28, 2024, the Audit Committee of the Board of Directors of the Company approved the dismissal of BF Borgers CPA PC (“BF Borgers”) as the Company’s independent registered public accounting firm. On May 30, 2024, the Company engaged Boladale Lawal & Co. as BF Borgers’ replacement. The decision to change independent registered public accounting firms was made with the recommendation and approval of the Audit Committee of the Company. The reports of BF Borgers on the Company’s consolidated financial statements for the fiscal years ended May 31, 2023 and May 31, 2022 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than an explanatory paragraph relating to the Company’s ability to continue as a going concern. During the fiscal years ended May 31, 2023 and 2022, and the subsequent interim period through the date of this report, there were no “disagreements” with BF Borgers on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of BF Borgers would have caused BF Borgers to make reference thereto in its reports on the consolidated financial statement for such years. During the fiscal years ended May 31, 2023 and 2022, and the subsequent interim period through the date of this report, there were no “reportable events” (as defined in Item 304(a)(1)(iv) and Item 304(a)(1)(v) of Registration S-K).

The aggregate fees billed for the most recently completed fiscal year ended May 31, 2024 and for fiscal year ended May 31, 2023 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

BF Borgers CPA PC

Fee Category	Year Ended May 31, 2024	Year Ended May 31, 2023

Audit Fees	$23,100	$20,950
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$23,100	$20,950

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

STARTECH LABS, INC.
(Registrant)

Dated: August 29, 2024	/s/ Kevin So
Kevin So
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

