Form 10-Q
period 2024-11-30
Startech Labs, Inc.
filed 2024-12-31
CIK 1584480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2024

or

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

60,647,380 common shares issued and outstanding as of December 27, 2024

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

STARTECH LABS, INC.

BALANCE SHEETS

(UNAUDITED)

	November 30,	May 31,
	2024	2024
ASSETS
Current Assets
Total Current Assets	$-	$-

Intangible Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$7,118	$2,701
Accrued interest	154,606	139,791
Due to related party	119,500	101,819
Convertible notes	129,402	129,402
Total Current Liabilities	410,626	373,713

Total Liabilities	410,626	373,713

STOCKHOLDERS' DEFICIT
Common Stock: $0.001 par value, 75,000,000 shares authorized, 60,647,380 shares issued and outstanding	60,647	60,647
Additional paid-in capital	38,654,623	38,654,623
Accumulated deficit	(39,125,896)	(39,088,983)
Total Stockholders' Deficit	(410,626)	(373,713)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARTECH LABS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2024	2023	2024	2023

Operating Expenses
General and administration	$1,059	$933	$1,820	$4,571
Professional	3,500	5,300	20,277	21,000
Total operating expenses	4,559	6,233	22,097	25,571

Net loss from operations	(4,559)	(6,233)	(22,097)	(25,571)

Other expense
Interest expense	(7,368)	(7,368)	(14,816)	(14,816)
Total other expense	(7,368)	(7,368)	(14,816)	(14,816)

Net loss before taxes	(11,927)	(13,601)	(36,913)	(40,387)
Provision for income taxes	-	-	-	-
Net loss	$(11,927)	$(13,601)	$(36,913)	$(40,387)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	60,647,380	60,647,380	60,647,380	60,647,380

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARTECH LABS, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2024 AND 2023

(UNAUDITED)

Six Months Ended November 30, 2024

			Additional		Total
	Common stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, May 31, 2024	60,647,380	$60,647	$38,654,623	$(39,088,983)	$(373,713)
Net loss	-	-	-	(24,986)	(24,986)
Balance, August 31, 2024	60,647,380	$60,647	$38,654,623	$(39,113,969)	$(398,699)
Net loss	-	-	-	(11,927)	(11,927)
Balance, November 30, 2024	60,647,380	$60,647	$38,654,623	$(39,125,896)	$(410,626)

Six Months Ended November 30, 2023

			Additional		Total
	Common stock		paid-in	Accumulated	Shareholders'
	Shares	Amount	capital	Deficit	Deficit

Balance, May 31, 2023	60,647,380	$60,647	$38,654,623	$(39,023,882)	$(308,612)
Net loss	-	-	-	(26,786)	(26,786)
Balance, August 31, 2023	60,647,380	$60,647	$38,654,623	$(39,050,668)	$(335,398)
Net loss	-	-	-	(13,601)	(13,601)
Balance, November 30, 2023	60,647,380	$60,647	$38,654,623	$(39,064,269)	$(348,999)

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARTECH LABS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	November 30,	November 30,
	2024	2023

Cash Flows from Operating Activities:
Net loss	$(36,913)	$(40,387)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	4,417	2,954
Accrued interest	14,815	14,816
Net Cash Used in Operating Activities	(17,681)	(22,617)

Cash Flows from Financing Activities:
Advancement from director	17,681	22,617
Net Cash Provided by Financing Activities	17,681	22,617

Net Change in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents, beginning of period	-	-
Cash and Cash Equivalents, end of period	$-	$-

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARTECH LABS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2024

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

In the opinion of the company’s management, the accompanying unaudited interim financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the company as of November 30, 2024 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended November 30, 2024 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the company’s Annual Report on Form 10-K for the year ended May 31, 2024 filed with the SEC on August 29, 2024.

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

For the six months ended November 30, 2024 and 2023, respectively, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

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

As of November 30, 2024 and May 31, 2024, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

The Company has incurred net losses since inception on April 20, 2013 through November 30, 2024 totaling $39,125,896 and has negative working capital of $410,626 at November 30, 2024. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the Business paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

As of November 30, 2024 and May 31, 2024, 60,647,380 shares of common stock were issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the six months ended November 30, 2024 and 2023, the Director of the Company made advancement of $17,681 and $22,617 for operating expenses on behalf of the Company, respectively.

The loan is non-interest bearing and due on demand.

As of November 30, 2024 and May 31, 2024, the amount due to director was $119,500 and $101,819 respectively.

NOTE 6 – CONVERTIBLE NOTES

	November 30,	May 31,
	2024	2024
Convertible Notes - June 2019	$56,859	$56,859
Convertible Notes - August 2019	14,716	14,716
Convertible Notes - November 2019	8,789	8,789
Convertible Notes - February 2020	18,956	18,956
Convertible Notes - May 2020	3,350	3,350
Convertible Notes - August 2020	16,632	16,632
Convertible Notes - November 2020	7,400	7,400
Convertible Notes - February 2021	2,700	2,700
	129,402	129,402
Less current portion of convertible notes payable	(129,402)	(129,402)
Non-current convertible notes payable	$-	$-

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

During the six months ended November 30, 2024 and 2023, the Company incurred note interest expense of $14,816 and $14,816, respectively.

As of November 30, 2024 and May 31, 2024, the convertible notes payable was $129,402 and $129,402, respectively, and accrued note interest payable was $154,606 and $139,791, respectively.

NOTE 7 – SUBSEQUENT EVENT

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the November 30, 2024 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited financial statements for the six months ended November 30, 2024 and 2023.

Three months ending November 30, 2024 compared to three months ending November 30, 2023:

	For the Three Months Ended
	November 30,	November 30,
	2024	2023	Change	%
Operating Expenses	$4,559	$6,233	$(1,674)	(27%)
Other expense	7,368	7,368	-	-
Net Loss	$(11,927)	$(13,601)	$1,674	(12%)

Net loss totalled $11,927 for the three months ended November 30, 2024, compared to a net loss for the three months ended November 30, 2023 of $13,601. The decrease in net loss was mainly due to the decrease in professional fees.

Six months ending November 30, 2023 compared to six months ending November 30, 2022:

	For the Six Months Ended
	November 30,	November 30,
	2024	2023	Change	%
Operating Expenses	$22,097	$25,571	$(3,474)	(14%)
Other expense	14,816	14,816	-	-
Net Loss	$(36,913)	$(40,387)	$3,474	(9%)

Net loss totalled $36,913 for the six months ended November 30, 2024, compared to a net loss for the six months ended November 30, 2023 of $40,387. The decrease in net loss was mainly due to the decrease in professional fees.

Liquidity and Capital Resources

Working Capital

	November 30,	May 31,
	2024	2024	Change
Current Assets	$-	$-	$-
Current Liabilities	$410,626	$373,713	$36,913
Working Capital Deficiency	$(410,626)	$(373,713)	$(36,913)

The increase in working capital deficiency during the six months ended November 30, 2024 was primarily a result of an increase of due to related parties and accrued interest payable.

Cash Flows

	For the Six Months Ended
	November 30,	November 30,
	2024	2023
Cash Flows used in Operating Activities	$(17,681)	$(22,617)
Cash Flows used in Investing Activities	-	-
Cash Flows from Financing Activities	17,681	22,617
Net Change in Cash and Cash Equivalents	$-	$-

Cash Flow from Operating Activities

During the six months ended November 30, 2024, our Company used $17,681 in cash from operating activities, compared to $22,617 cash used in operating activities during the six months ended November 30, 2023.

The cash used from operating activities for the six months ended November 30, 2024 was attributed to a net loss of $36,913, reduced by changes in operating assets and liabilities of $19,232.

The cash used from operating activities for the six months ended November 30, 2024 was attributed to a net loss of $40,387, reduced by changes in operating assets and liabilities of $17,770.

Cash Flow from Investing Activities

During the six months ended November 30, 2024 and 2023, our company did not use any cash in investing activities.

Cash Flow from Financing Activities

During the six months ended November 30, 2024 and 2023, our company received $17,681 and $22,617 from director’s advancement, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Going Concern

We have incurred net loss since our inception on April 20, 2013 through November 30, 2024 totalling $39,125,896 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors’ report on our financial statements for the year ended May 31, 2024 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

STARTECH LABS, INC.
(Registrant)

Dated: December 31, 2024	/s/ Kevin So
Kevin So
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

