Form 10-Q
period 2025-02-28
Startech Labs, Inc.
filed 2025-04-11
CIK 1584480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2025

or

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

60,647,380 common shares issued and outstanding as of April 7, 2025

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

 STARTECH LABS, INC.

BALANCE SHEETS

(UNAUDITED)

	February 28,	May 31,
	2025	2024
ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$2,503	$2,701
Accrued interest	161,893	139,791
Due to related party	128,614	101,819
Convertible notes	129,402	129,402
Total Current Liabilities	422,412	373,713

TOTAL LIABILITIES	422,412	373,713

STOCKHOLDERS' DEFICIT
Common Stock: $0.001 par value, 75,000,000 shares authorized, 60,647,380 shares issued and outstanding	60,647	60,647
Additional paid-in capital	38,654,623	38,654,623
Accumulated deficit	(39,137,682)	(39,088,983)
Total Stockholders' Deficit	(422,412)	(373,713)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARTECH LABS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2025	2024	2025	2024

Operating Expenses
General and administration	$750	$650	$2,570	$5,221
Professional	3,750	5,300	24,027	26,300
Total operating expenses	4,500	5,950	26,597	31,521

Net loss from operations	(4,500)	(5,950)	(26,597)	(31,521)

Other expense
Interest expense	(7,286)	(7,367)	(22,102)	(22,183)
Total other expense	(7,286)	(7,367)	(22,102)	(22,183)

Net loss before taxes	(11,786)	(13,317)	(48,699)	(53,704)
Provision for income taxes	-	-	-	-
Net loss	$(11,786)	$(13,317)	$(48,699)	$(53,704)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	60,647,380	60,647,380	60,647,380	60,647,380

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARTECH LABS, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2025 AND FEBRUARY 29, 2024

(UNAUDITED)

Nine Months Ended February 28, 2025

			Additional		Total
	Common stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, May 31, 2024	60,647,380	$60,647	$38,654,623	$(39,088,983)	$(373,713)
Net loss	-	-	-	(24,986)	(24,986)
Balance, August 31, 2024	60,647,380	$60,647	$38,654,623	$(39,113,969)	$(398,699)
Net loss	-	-	-	(11,927)	(11,927)
Balance, November 30, 2024	60,647,380	$60,647	$38,654,623	$(39,125,896)	$(410,626)
Net loss	-	-	-	(11,786)	(11,786)
Balance, February 28, 2025	60,647,380	$60,647	$38,654,623	$(39,137,682)	$(422,412)

Nine Months Ended February 29, 2024

			Additional		Total
	Common stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, May 31, 2023	60,647,380	$60,647	$38,654,623	$(39,023,882)	$(308,612)
Net loss	-	-	-	(26,786)	(26,786)
Balance, August 31, 2023	60,647,380	$60,647	$38,654,623	$(39,050,668)	$(335,398)
Net loss	-	-	-	(13,601)	(13,601)
Balance, November 30, 2023	60,647,380	$60,647	$38,654,623	$(39,064,269)	$(348,999)
Net loss	-	-	-	(13,317)	(13,317)
Balance, February 29, 2024	60,647,380	$60,647	$38,654,623	$(39,077,586)	$(362,316)

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARTECH LABS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	February 28,	February 29,
	2025	2024

Cash Flows from Operating Activities:
Net loss	$(48,699)	$(53,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	(198)	(746)
Accrued interest	22,102	22,183
Net Cash Used in Operating Activities	(26,795)	(32,267)

Cash Flows from Financing Activities:
Advancement from director	26,795	32,267
Net Cash Provided by Financing Activities	26,795	32,267

Net Change in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents, beginning of period	-	-
Cash and Cash Equivalents, end of period	$-	$-

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARTECH LABS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FEBRUARY 28, 2025

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

In the opinion of the company’s management, the accompanying unaudited interim financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the company as of February 28, 2025 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended February 28, 2025 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the company’s Annual Report on Form 10-K for the year ended May 31, 2024 filed with the SEC on August 29, 2024.

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

Related Party Balances and Transactions

The Company follows Financial Accounting Standards Board (“FASB”) ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transaction. (See Note 5)

Basic and Diluted Net Loss Per Share

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

For the nine months ended February 28, 2025 and February 29, 2024, respectively, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	February 28,	February 29,
	2025	2024
	(Shares)	(Shares)
Convertible notes payable	47,748,982	47,748,982

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

As of February 28, 2025 and May 31, 2024, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which require public companies disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. The guidance is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. We are currently evaluating the impact this update will have on our financial statements and disclosures.

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

The Company has incurred net losses since inception on April 20, 2013 through February 28, 2025 totaling $39,137,682 and has negative working capital of $422,412 at February 28, 2025. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the Business paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

As of February 28, 2025 and May 31, 2024, 60,647,380 shares of common stock were issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the nine months ended February 28, 2025 and February 29, 2024, the Director of the Company made advancement of $26,795 and $32,267 for operating expenses on behalf of the Company, respectively.

The loan is non-interest bearing and due on demand.

As of February 28, 2025 and May 31, 2024, the amount due to director was $128,614 and $101,819 respectively.

NOTE 6 – CONVERTIBLE NOTES

	February 28,	May 31,
	2025	2024
Convertible Notes - June 2019	$56,859	$56,859
Convertible Notes - August 2019	14,716	14,716
Convertible Notes - November 2019	8,789	8,789
Convertible Notes - February 2020	18,956	18,956
Convertible Notes - May 2020	3,350	3,350
Convertible Notes - August 2020	16,632	16,632
Convertible Notes - November 2020	7,400	7,400
Convertible Notes - February 2021	2,700	2,700
	129,402	129,402
Less current portion of convertible notes payable	(129,402)	(129,402)
Non-current convertible notes payable	$-	$-

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

On August 31, 2019, the Company issued a convertible note to an

Signature	Title	Date

/s/ name	Title	Date
name

/s/ name	Title	Date
name

/s/ name	Title	Date
name

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

During the nine months ended February 28, 2025 and February 29, 2024, the Company incurred note interest expense of $22,102 and $22,183, respectively.

As of February 28, 2025 and May 31, 2024, the convertible notes payable was $129,402 and $129,402, respectively, and accrued note interest payable was $161,893 and $139,791, respectively.

NOTE 7 – SUBSEQUENT EVENT

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the February 28, 2025 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited financial statements for the nine months ended February 28, 2025 and February 29, 2024.

Three months ending February 28, 2025 compared to three months ending February 24, 2024:

	For the Three Months Ended
	February 28,	February 29,
	2025	2024	Change	%
Operating Expenses	$4,500	$5,950	$(1,450)	(24%)
Other expense	7,286	7,367	(81)	(1%)
Net Loss	$(11,786)	$(13,317)	$1,531	(11%)

Net loss totalled $11,786 for the three months ended February 28, 2025, compared to a net loss for the three months ended February 29, 2024 of $13,317. The decrease in net loss was mainly due to the decrease in professional fees.

Nine months ending February 28, 2025 compared to three months ending February 29, 2024:

	For the Nine Months Ended
	February 28,	February 29,
	2025	2024	Change	%
Operating Expenses	$26,597	$31,521	$(4,924)	(16%)
Other expense	22,102	22,183	(81)	(0%)
Net Loss	$(48,699)	$(53,704)	$5,005	(9%)

Net loss totalled $48,699 for the nine months ended February 28, 2025, compared to a net loss for the nine months ended February 29, 2024 of $53,704. The decrease in net loss was mainly due to the decrease in professional fees.

Liquidity and Capital Resources

Working Capital

	February 28,	May 31,
	2025	2024	Change
Current Assets	$-	$-	$-
Current Liabilities	$422,412	$373,713	$48,699
Working Capital Deficiency	$(422,412)	$(373,713)	$(48,699)

The increase in working capital deficiency during the nine months ended February 28, 2025 was primarily a result of an increase in due to related parties and accrued interest payable.

Cash Flows

	For the Nine Months Ended
	February 28,	February 29,
	2025	2024
Cash Flows used in Operating Activities	$(26,795)	$(32,267)
Cash Flows used in Investing Activities	-	-
Cash Flows from Financing Activities	26,795	32,267
Net Change in Cash and Cash Equivalents	$-	$-

Cash Flow from Operating Activities

During the nine months ended February 28, 2025, our Company used $26,795 in cash from operating activities, compared to $32,267 cash used in operating activities during the nine months ended February 29, 2024.

The cash used from operating activities for the nine months ended February 28, 2025 was attributed to a net loss of $48,699, reduced by changes in operating assets and liabilities of $21,904.

The cash used from operating activities for the nine months ended February 29, 2024 was attributed to a net loss of $53,704, reduced by changes in operating assets and liabilities of $21,437.

Cash Flow from Investing Activities

During the nine months ended February 28, 2025 and February 29, 2024, our Company did not use any cash in investing activities.

Cash Flow from Financing Activities

During the nine months ended February 28, 2025 and February 29, 2024, our Company received $26,795 and $32,267 from director’s advancement, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Going Concern

We have incurred net loss since our inception on April 20, 2013 through February 28, 2025 totalling $39,137,682 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors’ report on our financial statements for the year ended May 31, 2024 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

STARTECH LABS, INC.
(Registrant)

Dated: April 11 2025	/s/ Kevin So
Kevin So
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

