Form 10-K
period 2025-05-31
Greentech Innovations, Inc.
filed 2025-08-29
CIK 1584480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2025

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 333-190658

Greentech Innovations, Inc.
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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on November 30, 2024, was $45,593 based on a $0.825 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

606,475 shares of common stock as of August 3, 2025.

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

As used in this annual report, the terms “we”, “us”, “our” and “our company” mean Greentech Innovations, Inc. a Nevada corporate and our wholly-owned subsidiary, Analog Nest Technologies, Inc. a Nevada corporation, unless otherwise indicated.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 1C. CYBERSECURITY

We have implemented cybersecurity risk management procedures, in accordance with our risk profile and business size. We rely on our information technology to operate our business. As such, we have policies and processes designed to protect our information technology systems, some of which are managed by third parties, and resolve issues in a timely manner in the event of a cybersecurity threat or incident.

We have designed our business applications to minimize the impact that cybersecurity incidents could have on our business and have identified back-up systems where appropriate. We seek to further mitigate cybersecurity risks through a combination of monitoring and detection activities, use of anti-malware applications, employee training, quality audits and communication and reporting structures, among other processes. We have a trained group of people to carry out the activities of monitoring and detection of cybersecurity threats and respond to any cybersecurity threats or incidents. The Head of IT department is responsible for oversight of cybersecurity risks and addressing potential cybersecurity risks to business programs, employees, clients, vendors and partners. The Head of IT Department reports to our Chief Executive Officer who reports to the Audit Committee at the board-level, as appropriate.

As of March 31, 2025, we have not identified an indication of a cybersecurity incident that would have a material impact on our business and financial statements.

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

Holders

As of August 4, 2025, we had 3 shareholders of record of our common stock with 606,475 shares of common stock outstanding.

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

Recent Sales of unregistered securities

None.

Issuer Purchases of Equity Securities

There were no repurchases of common stock for the year ended May 31, 2025.

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

Results of Operations - Years Ended May 31, 2025 and 2024

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended May 31, 2025 and 2024, which are included herein.

Our operating results for the year ended May 31, 2025 and 2024, and the changes between those periods for the respective items are summarized as follows:

	For the Year Ended
	May 31,	May 31,
	2025	2024	Change	%
Operating Expenses	$31,099	$35,469	$(4,370)	(12%)
Other expense	29,551	29,632	(81)	-
Net Loss	$(60,650)	$(65,101)	$4,451	(7%)

Revenue

We have not generated any revenues for the year ended May 31, 2025 and May 31, 2024.

Operating expense

Operating expenses for year ended May 31, 2025 decreased to $31,099 from $35,469 incurred during the year ended May 31, 2024 due to a decrease in professional fees and general and administrative expenses.

Other expense

Interest expense for the year ended May 31, 2025 and May 31, 2024 was $29,551 and $29,632 from interest expense on convertible notes, respectively.

Net loss

Net loss for the year ended May 31, 2025 decreased to $60,650 from $65,101 for the year ended May 31, 2024 due to the decrease in operating expenses and interest expense during the year ended May 31, 2025.

Liquidity and Capital Resources

Working Capital

	May 31,	May 31,
	2025	2024	Change
Current Assets	$-	$-	$-
Current Liabilities	$434,363	$373,713	$60,650
Working Capital Deficiency	$(434,363)	$(373,713)	$(60,650)

The increase in working capital deficiency during the year ended May 31, 2025 was primarily a result of an increase of accrued interest and amount due to related party.

 Cash Flows

	For the Year Ended
	May 31,	May 31,
	2025	2024
Cash Flows used in Operating Activities	$(29,298)	$(36,111)
Cash Flows used in Investing Activities	-	-
Cash Flows from Financing Activities	29,298	36,111
Net Change in Cash and Cash Equivalents	$-	$-

Cash Flow from Operating Activities

During the year ended May 31, 2025, our Company used $29,298 in cash from operating activities, compared to $36,111 cash used in operating activities during the year ended May 31, 2024.

The cash used from operating activities for the year ended May 31, 2025, was attributed to a net loss of $60,650, decreased by net changes in operating assets and liabilities of $31,352.

The cash used from operating activities for the year ended May 31, 2024 was attributed to a net loss of $65,101, decreased by net changes in operating assets and liabilities of $28,990.

Cash Flow from Investing Activities

Our Company had no investing activities during the year ended May 31, 2025 and 2024.

Cash Flow from Financing Activities

During the year ended May 31, 2025 and 2024, our Company had net cash provided by financing activities of $29,298 and $36,111 from director’s loan for operation expense, respectively.

Liquidity and Capital Resources

As at May 31, 2025, we had no cash and had $434,363 in outstanding current liabilities, consisting of convertible notes of $129,402, accrued interest of $169,341, due to related party of $131,117 and accounts payable and accrued liabilities of $4,503. We estimate total expenditures over the next 12 months are expected to be approximately $30,000.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GREENTECH INNOVATIONS, INC.

(Formerly STARTECH LABS, INC.)

AUDITED FINANCIAL STATEMENTS

MAY 31, 2025 AND 2024

Report of the Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Greentech Innovations, Inc.

(Formerly Startech Labs, Inc)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Greentech Innovations, Inc as of May 31, 2025, and 2024, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended May 31, 2025, and 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2025, and 2024, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern as disclosed in Note 3 to the financial statement, the Company incurred a net loss of $(60,650) and an accumulated deficit of $(39,149,633), the continuation of the Company as a going concern, is dependent upon improving the profitability and the continuing financial support from its stockholders and lenders. Management believes the existing shareholders or external fund providers will provide the additional cash to meet the Company’s obligations as they become due.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate. As of May 31, 2025, below is the critical audit matters communicated.

Critical Audit Matter Description

Going Concern Uncertainty – See also Going Concern Uncertainty explanatory paragraph above

As described in Note 3 to the financial statements, the Company has significant operating losses and a working capital deficiency. Furthermore, the company has convertible notes of $129,402 and accrued convertible notes interest of $169,341 exceeding the principal amount borrowed. Furthermore, the company has limited number of unissued shares that can be issued in future for sales in order to generate working capital.

The ability of the Company to continue as a going concern is dependent on embarking on a profitable business venture or obtaining additional financing from the shareholders or working capital funding from the sale of equity and/or debt securities to execute its plans and continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The procedures performed to address the matter included.

(i)	We inquired of executive officers, and key members of management, of the Company regarding factors that would have an impact on the Company’s ability to continue as a going concern.
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

/S/ Boladale Lawal
Boladale Lawal & CO
(PCAOB ID 6993)

We have served as the Company's auditor since 2024

Lagos, Nigeria

August 29, 2025

GREENTECH INNOVATIONS, INC.

(Formerly STARTECH LABS, INC.)

BALANCE SHEETS

	May 31,	May 31,
	2025	2024
ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$4,503	$2,701
Accrued interest	169,341	139,791
Due to related party	131,117	101,819
Convertible notes	129,402	129,402
Total Current Liabilities	434,363	373,713

TOTAL LIABILITIES	434,363	373,713

STOCKHOLDERS' DEFICIT
Common Stock: $0.001 par value, 75,000,000 shares authorized, 606,475 and *606,475 shares issued and outstanding, respectively	606	606
Additional paid-in capital	38,714,664	38,714,664
Accumulated deficit	(39,149,633)	(39,088,983)
Total Stockholders' Deficit	(434,363)	(373,713)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

*Retrospectively restated reverse stock split 1:100

The accompanying notes are an integral part of these audited financial statements.

GREENTECH INNOVATIONS, INC.

(Formerly STARTECH LABS, INC.)

STATEMENTS OF OPERATIONS

	For the Year Ended
	May 31,	May 31,
	2025	2024

Operating Expenses
General and administration	$3,322	$6,221
Professional	27,777	29,248
Total operating expenses	31,099	35,469

Net loss from operations	(31,099)	(35,469)

Other expense
Interest expense	(29,551)	(29,632)
Total other expense	(29,551)	(29,632)

Net loss before taxes	(60,650)	(65,101)
Provision for income taxes	-	-
Net loss	$(60,650)	$(65,101)

Net Loss Per Common Share – Basic and Diluted	$(0.10)	$(0.11)

Weighted Average Common Shares Outstanding	606,475	606,475

The accompanying notes are an integral part of these audited financial statements.

GREENTECH INNOVATIONS, INC.

(Formerly STARTECH LABS, INC.)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED MAY 31, 2025 AND MAY 31, 2024

			Additional		Total
	Common stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, May 31, 2023	606,475	$606	$38,714,664	$(39,023,882)	$(308,612)
Net loss	-	-	-	(65,101)	(65,101)
Balance, May 31, 2024	606,475	$606	$38,714,664	$(39,088,983)	$(373,713)
Net loss	-	-	-	(60,650)	(60,650)
Balance, May 31, 2025	606,475	$606	$38,714,664	$(39,149,633)	$(434,363)

The accompanying notes are an integral part of these audited financial statements.

GREENTECH INNOVATIONS, INC.

(Formerly STARTECH LABS, INC.)

STATEMENTS OF CASH FLOWS

	For the Year Ended
	May 31,	May 31,
	2025	2024

Cash Flows from Operating Activities:
Net loss	$(60,650)	$(65,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	1,802	(642)
Accrued interest	29,550	29,632
Net Cash Used in Operating Activities	(29,298)	(36,111)

Cash Flows from Financing Activities:
Advancement from director	29,298	36,111
Net Cash Provided by Financing Activities	29,298	36,111

Net Change in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents, beginning of period	-	-
Cash and Cash Equivalents, end of period	$-	$-

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these audited financial statements.

GREENTECH INNOVATIONS, INC.

(Formerly STARTECH LABS, INC.)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

MAY 31, 2025

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization, Nature of Business and Trade Name

Greentech Innovations, Inc. (the Company) was incorporated in the State of Nevada on April 20, 2013 with the principal business objective of creating an independent and unbiased mobile app that enables consumers to find the best cellular rate plan for their need and getting real-time notifications when a new cellular plan is available.

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

On December 1, 2018, the Company disposed of its mobile application company subsidiary, Analog Nest Technologies, Inc.

Currently, the Company develops customized web solutions with both commercial and retail applications. Currently focused on further development of fare aggregators and travel metasearch engines, the Company owns and operates international online travel and hospitality web portals where users can search for flights and hotels and select the most economical options.

On April 25, 2025, a majority of our stockholders and our board of directors approved a change of name of our company to “GreenTech Innovations, Inc.” and a reverse stock split of our issued and outstanding shares of common stock on a one hundred (100) old for one (1) new basis. The name change and reverse stock split became effective on April 25, 2025.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of Greentech Innovations, Inc. is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity.

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

For the year ended May 31, 2025 and May 31, 2024, respectively, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	May 31,	May 31,
	2025	2024
	(Shares)	(Shares)
Convertible notes payable	477,490	477,490

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

As of May 31, 2025 and May 31, 2024, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

Income Tax

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance on deferred tax assets is established when management considers it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Tax benefits from an uncertain tax position are only recognized if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Interest and penalties related to unrecognized tax benefits are recorded as incurred as a component of income tax expense. The Company has not recognized any tax benefits from uncertain tax positions for any of the reporting periods presented. (See Note 7)

Recent Accounting Pronouncements

We have evaluated all other recently issued, but not yet effective, accounting pronouncements and do not believe that these accounting pronouncements will have any material impact on our financial statements or disclosures upon adoption.

Recently adopted accounting standards

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt-Debt with Conversion and Other Options” and ASC subtopic 815-40 “Hedging-Contracts in Entity’s Own Equity.” The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 removes from U.S. GAAP the separation models for (1) convertible debt with a CCF and (2) convertible instruments with a beneficial conversion feature (“BCF”). With the adoption of ASU 2020-06, entities will not separately present in equity an embedded conversion feature these debts. The amendments in this update are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2023-09 has not had a material effect on the Company’s statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.The adoption of ASU 2023-07 has not had a material effect on the Company’s statements and disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. The adoption of ASU 2023-09 has not had a material effect on the Company’s statements and disclosures.

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

The Company has incurred net losses since inception on April 20, 2013 through May 31, 2025 totaling $39,149,633 and has negative working capital of $434,363 at May 31, 2025. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the Business paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

On April 25, 2025, the Company approved a reverse stock split of our issued and outstanding shares of common stock on a basis of up to one hundred (100) old shares for one (1) new share of common stock. The financial statements retroactively reflect the reverse stock split.

As of May 31, 2025 and May 31, 2024, 606,475 and 606,475 shares of common stock were issued and outstanding, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the year ended May 31, 2025 and May 31, 2024, the Director of the Company made advancement of $29,298 and $36,111 for operating expenses on behalf of the Company, respectively.

The loan is non-interest bearing and due on demand.

As of May 31, 2025 and May 31, 2024, the amount due to director was $131,117 and $101,819 respectively.

NOTE 6 – CONVERTIBLE NOTES

	May 31,	May 31,
	2025	2024
Convertible Notes - June 2019	$56,859	$56,859
Convertible Notes - August 2019	14,716	14,716
Convertible Notes - November 2019	8,789	8,789
Convertible Notes - February 2020	18,956	18,956
Convertible Notes - May 2020	3,350	3,350
Convertible Notes - August 2020	16,632	16,632
Convertible Notes - November 2020	7,400	7,400
Convertible Notes - February 2021	2,700	2,700
	129,402	129,402
Less current portion of convertible notes payable	(129,402)	(129,402)
Non-current convertible notes payable	$-	$-

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

During the year ended May 31, 2025 and May 31, 2024, the Company incurred note interest expense of $29,551 and $29,632, respectively.

As of May 31, 2025 and May 31, 2024, the convertible notes payable was $129,402 and $129,402, respectively, and accrued note interest payable was $169,341 and $139,791, respectively.

NOTE  7 -INCOME TAX

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of May 31, 2025 and 2024, are as follows:

	May 31,	May 31,
	2025	2024
Net operating loss carryforward	$659,993	$599,343
Statutory tax rate	21%	21%
Deferred tax asset	$138,599	$125,862
Less: Valuation allowance	(138,599)	(125,862)
Net deferred asset	$-	$-

As of May 31, 2025, the Company had approximately $660,000 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2034 and 2038. NOLs generated in tax years prior to May 31, 2018, can be carryforward for twenty years, whereas NOLs generated after May 31, 2018 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2014 through 2025 are subject to review by the tax authorities.

NOTE 8 – SEGMENT REPORTING

Operating segments comprised of the components of an entity in which separate information is available for evaluation by the Company’s chief operating decision maker, or group of decision makers, in determining how to allocate resources in evaluating performance. The Company consists of a single reporting segment: international online travel and hospitality web portals. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer.

Through March 31, 2025, the Company is still in development stage. Upon the start of its operation, the CODM will evaluate the performance based on the Company’s net income (loss) as reported in the Statements of Operations.

The CODM will review performance based on gross profit, operating profit, net earnings and net earnings excluding the impact of the fair value adjustment, a non-GAAP financial measure. Operating profit will be reviewed to monitor the operating and administrative expenses of the Company.

NOTE 9 – SUBSEQUENT EVENT

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the May 31, 2025 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

Changes In Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended May 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended May 31, 2025 and 2024; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2025 and 2024, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kevin So	2025	-	-	-	-	-	-	-	-
President, CEO, Secretary and Director	2024	-	-	-	-	-	-	-	-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 4, 2025 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Kevin So 244 Madison Avenue New York City, NY10016-2817	550,000 Common / Direct	90.69%
Evershine Holdings Ltd. Global Gateway 8 Rue De La Perle Providence, Mahe Seychelles	1,211 Common	0.20%
Directors and Executive Officers as a Group	551,211 Common	90.89%

_______________

(1)

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 26, 2024. As of August 4, 2025, there were 606,475 shares of our common stock issued and outstanding.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended May 31, 2025, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

During the year ended May 31, 2025 and May 31, 2024, the Director of the Company made advancement of $29,298 and $36,111 for operating expenses on behalf of the Company, respectively.

As of May 31, 2025 and May 31, 2024, the amount due to director was $131,117 and $101,819 respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended May 31, 2025 and for fiscal year ended May 31, 2024 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Fee Category	Year Ended May 31, 2025	Year Ended May 31, 2024

Audit Fees	$18,500	$23,100
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$18,500	$23,100

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

GREENTECH INNOVATIONS, INC.
(Registrant)

Dated: August 29, 2025	/s/ Kevin So
Kevin So
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

