Form 10-Q
period 2025-08-31
Greentech Innovations, Inc.
filed 2025-09-23
CIK 1584480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2025

or

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

606,475 common shares issued and outstanding as of September 4, 2025

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

 GREENTECH INNOVATIONS, INC.

CONDENSED BALANCE SHEETS

	August 31,	May 31,
	2025	2025
	(Unaudited)	(Audited)
ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$3,301	$4,503
Accrued interest	176,790	169,341
Due to related party	143,467	131,117
Convertible notes	129,402	129,402
Total Current Liabilities	452,960	434,363

TOTAL LIABILITIES	452,960	434,363

STOCKHOLDERS' DEFICIT
Common Stock: $0.001 par value, 75,000,000 shares authorized, 606,475 shares issued and outstanding	606	606
Additional paid-in capital	38,714,664	38,714,664
Accumulated deficit	(39,168,230)	(39,149,633)
Total Stockholders' Deficit	(452,960)	(434,363)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

GREENTECH INNOVATIONS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	August 31,	August 31,
	2025	2024

Operating Expenses
General and administration	$1,149	$761
Professional	10,000	16,777
Total operating expenses	11,149	17,538

Net loss from operations	(11,149)	(17,538)

Other expense
Interest expense	(7,448)	(7,448)
Total other expense	(7,448)	(7,448)

Net loss before taxes	(18,597)	(24,986)
Provision for income taxes	-	-
Net loss	$(18,597)	$(24,986)

Net Loss Per Common Share – Basic and Diluted	$(0.03)	$(0.04)

Weighted Average Common Shares Outstanding	606,475	606,475

The accompanying notes are an integral part of these unaudited condensed financial statements.

GREENTECH INNOVATIONS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED AUGUST 31, 2025 AND MAY 31, 2024

(UNAUDITED)

Three Months Ended August 31, 2025

			Additional		Total
	Common stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, May 31, 2025	606,475	$606	$38,714,664	$(39,149,633)	$(434,363)
Net loss	-	-	-	(18,597)	(18,597)
Balance, August 31, 2025	606,475	$606	$38,714,664	$(39,168,230)	$(452,960)

Three Months Ended August 31, 2024

			Additional		Total
	Common stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, May 31, 2024	60,647,380	$60,647	$38,654,623	$(39,088,983)	$(373,713)
Net loss	-	-	-	(24,986)	(24,986)
Balance, August 31, 2024	60,647,380	$60,647	$38,654,623	$(39,113,969)	$(398,699)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GREENTECH INNOVATIONS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	August 31,	August 31,
	2025	2024

Cash Flows from Operating Activities:
Net loss	$(18,597)	$(24,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	(1,202)	907
Accrued interest	7,449	7,448
Net Cash Used in Operating Activities	(12,350)	(16,631)

Cash Flows from Financing Activities:
Advancement from director	12,350	16,631
Net Cash Provided by Financing Activities	12,350	16,631

Net Change in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents, beginning of period	-	-
Cash and Cash Equivalents, end of period	$-	$-

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

GREENTECH INNOVATIONS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2025

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

In the opinion of the company’s management, the accompanying unaudited interim financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the company as of August 31, 2025 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended August 31, 2025 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the company’s Annual Report on Form 10-K for the year ended May 31, 2025 filed with the SEC on August 29, 2025.

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

For the three months ended August 31, 2025 and August 31, 2024, respectively, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

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

As of August 31, 2025 and May 31, 2025, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

The Company has incurred net losses since inception on April 20, 2013 through August 31, 2025 totaling $39,168,230 and has negative working capital of $452,960 at August 31, 2025. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the Business paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

As of August 31, 2025 and May 31, 2025, 606,475 shares of common stock were issued and outstanding, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the three months ended August 31, 2025 and August 31, 2024, the Director of the Company made advancement of $12,350 and $16,631 for operating expenses on behalf of the Company, respectively.

The loan is non-interest bearing and due on demand.

As of August 31, 2025 and May 31, 2025, the amount due to director was $143,467 and $131,117, respectively.

NOTE 6 – CONVERTIBLE NOTES

	August 31,	August 31,
	2025	2024
Convertible Notes - June 2019	$56,859	$56,859
Convertible Notes - August 2019	14,716	14,716
Convertible Notes - November 2019	8,789	8,789
Convertible Notes - February 2020	18,956	18,956
Convertible Notes - May 2020	3,350	3,350
Convertible Notes - August 2020	16,632	16,632
Convertible Notes - November 2020	7,400	7,400
Convertible Notes - February 2021	2,700	2,700
	129,402	129,402
Less current portion of convertible notes payable	(129,402)	(129,402)
Non-current convertible notes payable	$-	$-

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

During the three ended August 31, 2025 and August 31, 2024, the Company incurred note interest expense of $7,448 and $7,448, respectively.

As of August 31, 2025 and May 31, 2025, the convertible notes payable was $129,402 and $129,402, respectively, and accrued note interest payable was $176,790 and $169,341, respectively.

NOTE 7 – SEGMENT REPORTING

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

Through August 31, 2025, the Company is still in development stage. Upon the start of its operation, the CODM will evaluate the performance based on the Company’s net income (loss) as reported in the Statements of Operations.

The CODM will review performance based on gross profit, operating profit, net earnings and net earnings excluding the impact of the fair value adjustment, a non-GAAP financial measure. Operating profit will be reviewed to monitor the operating and administrative expenses of the Company.

NOTE 8 – SUBSEQUENT EVENT

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to August 31, 2025 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

As used in this quarterly report, the terms “we”, “us”, “our company”, mean GreenTech Innovations, Inc., a Nevada corporation, unless otherwise indicated.

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

Our Current Business

Greentech Innovations develops customized web solutions with both commercial and retail applications. Currently focused on further development of fare aggregators and travel metasearch engines, Greentech Innovations owns and operates international online travel and hospitality web portals where users can search for flights and hotels and select the most economical options.

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited financial statements for the three months ended August 31, 2025 and 2024.

Three months ending August 31, 2025 compared to three months ending August 31, 2024:

	For the Three Months Ended
	August 31,	August 31,
	2025	2024	Change	%
Operating Expenses	$11,149	$17,538	$(6,389)	(36%)
Other expense	7,448	7,448	-	-
Net Loss	$(18,597)	$(24,986)	$6,389	(26%)

Net loss totalled $18,597 for the three months ended August 31, 2025, compared to a net loss for the three months ended August 31, 2024 of $24,986. The decrease in net loss was mainly due to the decrease in professional fees.

Liquidity and Capital Resources

Working Capital

	August 31,	May 31,
	2025	2025	Change
Current Assets	$-	$-	$-
Current Liabilities	$452,960	$434,363	$18,597
Working Capital Deficiency	$(452,960)	$(434,363)	$(18,597)

The increase in working capital deficiency during the three months ended August 31, 2025 was primarily a result of an increase in due to related parties and accrued interest payable.

Cash Flows

Cash Flow from Operating Activities

	For the Three Months Ended
	August 31,	August 31,
	2025	2024
Cash Flows used in Operating Activities	$(12,350)	$(16,631)
Cash Flows used in Investing Activities	-	-
Cash Flows from Financing Activities	12,350	16,631
Net Change in Cash and Cash Equivalents	$-	$-

During the three months ended August 31, 2025, our Company used $12,350 in cash from operating activities, compared to $16,631 cash used in operating activities during the three months ended August 31, 2024.

The cash used from operating activities for the three months ended August 31, 2025 was attributed to a net loss of $18,597, reduced by changes in operating assets and liabilities of $6,247.

The cash used from operating activities for the three months ended August 31, 2024 was attributed to a net loss of $24,986, reduced by changes in operating assets and liabilities of $8,355.

Cash Flow from Investing Activities

During the three months ended August 31, 2025 and 2024, our Company did not use any cash in investing activities.

Cash Flow from Financing Activities

During the three months ended August 31, 2025 and 2024, our Company received $12,350 and $16,631 from director’s advancement, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Going Concern

We have incurred net loss since our inception on April 20, 2013 through August 31, 2025 totalling $39,168,230 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors’ report on our financial statements for the year ended May 31, 2025 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

GREENTECH INNOVATIONS, INC.
(Registrant)

Dated: September 23, 2025	/s/ Kevin So
Kevin So
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

