Form 10-Q
period 2026-02-28
Greentech Innovations, Inc.
filed 2026-04-14
CIK 1584480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2026

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

606,475 common shares issued and outstanding as of April 01, 2026

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GREENTECH INNOVATIONS, INC.

CONDENSED BALANCE SHEETS

	February 28,	May 31,
	2026	2025
	(Unaudited)	(Audited)
ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$3,651	$4,503
Accrued interest	191,444	169,341
Due to related party	155,521	131,117
Convertible notes	129,402	129,402
Total Current Liabilities	480,018	434,363

TOTAL LIABILITIES	480,018	434,363

STOCKHOLDERS' DEFICIT
Common Stock: $0.001 par value, 75,000,000 shares authorized, 606,475 shares issued and outstanding, respectively	606	606
Additional paid-in capital	38,714,664	38,714,664
Accumulated deficit	(39,195,288)	(39,149,633)
Total Stockholders' Deficit	(480,018)	(434,363)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

GREENTECH INNOVATIONS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2026	2025	2026	2025

Operating Expenses
General and administration	$901	$750	$3,303	$2,570
Professional	4,750	3,750	20,250	24,027
Total operating expenses	5,651	4,500	23,553	26,597

Net loss from operations	(5,651)	(4,500)	(23,553)	(26,597)

Other expense
Interest expense	(7,286)	(7,286)	(22,102)	(22,102)
Total other expense	(7,286)	(7,286)	(22,102)	(22,102)

Net loss before taxes	(12,937)	(11,786)	(45,655)	(48,699)
Provision for income taxes	-	-	-	-
Net loss	$(12,937)	$(11,786)	$(45,655)	$(48,699)

Net Loss Per Common Share – Basic and Diluted	$(0.02)	$(0.02)	$(0.08)	$(0.08)

Weighted Average Common Shares Outstanding	606,475	606,475	606,475	606,475

The accompanying notes are an integral part of these unaudited condensed financial statements.

GREENTECH INNOVATIONS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2026 AND 2025

(UNAUDITED)

Nine Months Ended February 28, 2026

			Additional		Total
	Common stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, May 31, 2025	606,475	$606	$38,714,664	$(39,149,633)	$(434,363)
Net loss	-	-	-	(18,597)	(18,597)
Balance, August 31, 2025	606,475	$606	$38,714,664	$(39,168,230)	$(452,960)
Net loss	-	-	-	(14,121)	(14,121)
Balance, November 30, 2025	606,475	$606	$38,714,664	$(39,182,351)	$(467,081)
Net loss	-	-	-	(12,937)	(12,937)
Balance, February 28, 2026	606,475	$606	$38,714,664	$(39,195,288)	$(480,018)

Nine Months Ended February 28, 2025

			Additional		Total
	Common stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit

*Balance, May 31, 2024	606,475	$606	$38,714,664	$(39,088,983)	$(373,713)
Net loss	-	-	-	(24,986)	(24,986)
*Balance, August 31, 2024	606,475	$606	$38,714,664	$(39,113,969)	$(398,699)
Net loss	-	-	-	(11,927)	(11,927)
*Balance, November 30, 2024	606,475	$606	$38,714,664	$(39,125,896)	$(410,626)
Net loss	-	-	-	(11,786)	(11,786)
*Balance, February 28, 2025	606,475	$606	$38,714,664	$(39,137,682)	$(422,412)

* retrospectively reflect reverse stock split 100:1

The accompanying notes are an integral part of these unaudited condensed financial statements.

GREENTECH INNOVATIONS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	February 28,	February 28,
	2026	2025

Cash Flows from Operating Activities:
Net loss	$(45,655)	$(48,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	(852)	(198)
Accrued interest	22,103	22,102
Net Cash Used in Operating Activities	(24,404)	(26,795)

Cash Flows from Financing Activities:
Advancement from director	24,404	26,795
Net Cash Provided by Financing Activities	24,404	26,795

Net Change in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents, beginning of period	-	-
Cash and Cash Equivalents, end of period	$-	$-

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

GREENTECH INNOVATIONS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FEBRUARY 28, 2026

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

The Company has incurred net losses since inception on April 20, 2013 through February 28, 2026 totaling $39,195,288 and has negative working capital of $480,018 at February 28, 2026. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the Business paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

In the opinion of the company’s management, the accompanying unaudited interim financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the company as of February 28, 2026 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended February 28, 2026 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the company’s Annual Report on Form 10-K for the year ended May 31, 2025 filed with the SEC on August 29, 2025.

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

For the nine months ended February 28, 2026 and February 28, 2025, respectively, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	February 28,	February 28,
	2026	2025
	(Shares)	(Shares)
Convertible notes payable	477,490	477,490

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

As of February 28, 2026 and May 31, 2025, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

As of February 28, 2026 and May 31, 2025, 606,475 shares of common stock were issued and outstanding, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the nine months ended February 28, 2026 and February 28, 2025, the Director of the Company made advancement of $24,404 and $17,681 for operating expenses on behalf of the Company, respectively.

The loan is non-interest bearing and due on demand.

As of February 28, 2026 and May 31, 2025, the amount due to director was $155,521 and $131,117, respectively.

NOTE 6 – CONVERTIBLE NOTES

	February 28,	May 31,
	2026	2025
Convertible Notes - June 2019	$56,859	$56,859
Convertible Notes - August 2019	14,716	14,716
Convertible Notes - November 2019	8,789	8,789
Convertible Notes - February 2020	18,956	18,956
Convertible Notes - May 2020	3,350	3,350
Convertible Notes - August 2020	16,632	16,632
Convertible Notes - November 2020	7,400	7,400
Convertible Notes - February 2021	2,700	2,700
	129,402	129,402
Less current portion of convertible notes payable	(129,402)	(129,402)
Non-current convertible notes payable	$-	$-

On June 1, 2019, the Company issued convertible notes to three unaffiliated parties for an aggregate amount of  $81,859 to replace the full amount of related party advances that had been provided to the Company through May 31, 2019. The convertible notes are due on demand, bear interest at 25% per annum and are convertible at $1 per share for the Company common stock. The total debt discount from the beneficial conversion features of $81,859 was expensed upon issuance of the notes.

On August 31, 2019, the Company issued a convertible note to an unaffiliated party of $14,717 for paying operating expenses on behalf of the Company. The convertible note is due on demand, bears interest at 25% per annum and is convertible at $95 per share for the Company common stock. The debt discount from the beneficial conversion of $6,971 was expensed upon issuance of the note.

On November 30, 2019, the Company issued a convertible note to an unaffiliated party of $8,789 for paying operating expenses on behalf of the Company. The convertible note is due on demand, bears interest at 25% per annum and is convertible at $95 per share for the Company common stock. The debt discount from the beneficial conversion of $8,788 was expensed upon issuance of the note.

On January 3, 2020, the Company amended a convertible note of $25,000 issued on June 1, 2019. The amended convertible note is due on demand, bear interest at 5% per annum and are convertible at $0.2 per share for the Company common stock. On February 17, 2020, the note holder of the amended convertible note sold the note to two unaffiliated parties. On June 1, 2020, principal of $11,000 from the convertible notes was converted for 5,500,000 shares of common stock.

On February 29, 2020, the Company issued a convertible note to an unaffiliated party of $4,956 for paying operating expenses on behalf of the Company. The convertible note is due on demand, bears interest at 25% per annum and is convertible at $1 per share for the Company common stock. The debt discount from the beneficial conversion of $4,956 was expensed upon issuance of the note.

On May 31, 2020, the Company issued a convertible note to an unaffiliated party of $3,350 for paying operating expenses on behalf of the Company. The convertible note is due on demand, bears interest at 25% per annum and is convertible at $1 per share for the Company common stock. The debt discount from the beneficial conversion of $3,350 was expensed upon issuance of the note.

On August 31, 2020, the Company issued a convertible note to an unaffiliated party of $16,632 for paying operating expenses on behalf of the Company. The convertible note is due on demand, bears interest at 25% per annum and is convertible at $1 per share for the Company common stock. The debt discount from the beneficial conversion of $16,632 was expensed upon issuance of the note.

On November 30, 2020, the Company issued a convertible note to an unaffiliated party of $7,400 for paying operating expenses on behalf of the Company. The convertible note is due on demand, bears interest at 25% per annum and is convertible at $1 per share for the Company common stock. The debt discount from the beneficial conversion of $7,400 was expensed upon issuance of the note.

On February 28, 2021, the Company issued a convertible note to an unaffiliated party of $2,700 for paying operating expenses on behalf of the Company. The convertible note is due on demand, bears interest at 25% per annum and is convertible at $1 per share for the Company common stock. The debt discount from the beneficial conversion of $2,700 was expensed upon issuance of the note.

During the nine months ended February 28, 2026 and February 28, 2025, the Company incurred note interest expense of $22,102 and $22,102, respectively.

As of February 28, 2026 and May 31, 2025, the convertible notes payable was $129,402 and $129,402, respectively, and accrued note interest payable was $191,444 and $169,341, respectively.

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

Through February 28, 2026, the Company is still in development stage. Upon the start of its operation, the CODM will evaluate the performance based on the Company’s net income (loss) as reported in the Statements of Operations.

The CODM will review performance based on gross profit, operating profit, net earnings and net earnings excluding the impact of the fair value adjustment, a non-GAAP financial measure. Operating profit will be reviewed to monitor the operating and administrative expenses of the Company.

NOTE 8 – SUBSEQUENT EVENT

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the February 28, 2026 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited financial statements for the nine months ended February 28, 2026 and 2025.

Three months ending February 28, 2026 compared to three months ending February 28, 2025:

	For the Three Months Ended
	February 28,	February 28,
	2026	2025	Change	%
Operating Expenses	$5,651	$4,500	$1,151	26%
Other expense	7,286	7,286	-	-
Net Loss	$(12,937)	$(11,786)	$(1,151)	10%

Net loss totalled $12,937 for the three months ended February 28, 2026, compared to a net loss for the three months ended February  28, 2025 of $11,786. The increase in net loss was mainly due to the increase in professional fees.

Nine months ending February 28, 2026 compared to Nine months ending February 28, 2025:

	For the Nine Months Ended
	February 28,	February 28,
	2026	2025	Change	%
Operating Expenses	$23,553	$26,597	$(3,044)	(11%)
Other expense	22,102	22,102	-	-
Net Loss	$(45,655)	$(48,699)	$3,044	(6%)

Net loss totaled $45,655 for the nine months ended February 28, 2026, compared to a net loss for the nine months ended February 28, 2025 of $48,699. The decrease in net loss was mainly due to the decrease in professional fees.

Liquidity and Capital Resources

Working Capital

	February 28,	May 31,
	2026	2025	Change
Current Assets	$-	$-	$-
Current Liabilities	$480,018	$434,363	$45,655
Working Capital Deficiency	$(480,018)	$(434,363)	$(45,655)

The increase in working capital deficiency during the nine months ended February 28, 2026 was primarily a result of an increase in due to related parties and accrued interest payable.

Cash Flows

Cash Flow from Operating Activities

	For the Nine Months Ended
	February 28,	February 28,
	2026	2025
Cash Flows used in Operating Activities	$(22,404)	$(26,795)
Cash Flows used in Investing Activities	-	-
Cash Flows from Financing Activities	22,404	26,795
Net Change in Cash and Cash Equivalents	$-	$-

During the nine months ended February 28, 2026, our Company used $22,404 in cash from operating activities, compared to $26,795 cash used in operating activities during the nine months ended February 28, 2025.

The cash used from operating activities for the nine months ended February 28, 2026 was attributed to a net loss of $45,655, reduced by changes in operating assets and liabilities of $21,251.

The cash used from operating activities for the nine months ended February 28, 2025 was attributed to a net loss of $48,699, reduced by changes in operating assets and liabilities of $21,904.

Cash Flow from Investing Activities

During the nine months ended February 28, 2026 and 2025, our Company did not use any cash in investing activities.

Cash Flow from Financing Activities

During the nine months ended February 28, 2026 and 2025, our Company received $22,404 and $26,795 from director’s advancement, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Going Concern

We have incurred net loss since our inception on April 20, 2013 through February 28, 2026 totalling $39,195,288 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. We will obtain additional financing through the issuance of additional equity or through the assumption of debt. Accordingly, our independent auditors’ report on our financial statements for the year ended May 31, 2025 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

STARTECH LABS, INC.
(Registrant)

Dated: April 14, 2026	/s/ Kevin So
Kevin So
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

